Form 10-Q
period 2013-03-31
QUORUM CORP
filed 2013-05-17
CIK 1557565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended			March 31, 2013
or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to
Commission File Number			333-183870
QUORUM CORP.
(Exact name of registrant as specified in its charter)
Nevada				N/A
(State or other jurisdiction of incorporation or organization)				(IRS Employer Identification No.)
KSC House, Mama Ngina Street 11th Floor, P.O. Box 30251-00100 Nairobi, Kenya				N/A
(Address of principal executive offices)				(Zip Code)
(254) 73-3817923
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] YES	[ ]	NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

				[X]	YES	[ ]	NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer		[ ]		Accelerated filer	[ ]
Non-accelerated filer		[ ]	(Do not check if a smaller reporting company)	Smaller reporting company			[X]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act
				[ ]	YES	[X]	NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

				[ ]	YES	[ ]	NO
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
60,836,664 common shares issued and outstanding as of May 15, 2013.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Item 4. Controls and Procedures

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

Item 4. Mine Safety Disclosures

Item 5. Other Information

Item 6. Exhibits

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited interim financial statements for the three and nine month periods ended March 31, 2013 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

Quorum Corp.

(A Development Stage Company)

March 31, 2013

                                                                                                                                                                                                       Index

Consolidated Balance Sheets................................................................................................................................................... F–1

Consolidated Statements of Operations................................................................................................................................ F–2

Consolidated Statements of Cash Flows................................................................................................................................ F–3

Notes to the Consolidated Financial Statements................................................................................................................ F–4

Quorum Corp.

(A Development Stage Company)

Consolidated Balance Sheets

(Expressed in US Dollars)

(unaudited)

	March 31, 2013	June 30, 2012
	(
ASSETS

Current Assets

Cash	$ 17,466	$ 45,123

Total Assets	$ 17,466	$ 45,123

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current Liabilities

Accounts payable and accrued liabilities	$ 10,786	$ 3,150
Related party payables (Note 3)	16,691	224

Total Liabilities	27,477	3,374

Stockholders’ (Deficit) Equity

Preferred stock, 100,000,000 shares authorized, $0.00001 par value; no shares issued and outstanding	–	–

Common stock, 100,000,000 shares authorized, $0.00001 par value; 60,836,664 shares issued and outstanding	608	608

Additional paid-in capital	48,397	48,397

Deficit accumulated during the development stage	(59,016)	(7,256)

Total Stockholders’ (Deficit) Equity	(10,011)	41,749

Total Liabilities and Stockholders’ (Deficit) Equity	$ 17,466	$ 45,123

(The accompanying notes are an integral part of these consolidated financial statements)

Quorum Corp.

(A Development Stage Company)

Consolidated Statements of Operations

(Expressed in US Dollars)

(unaudited)

	For the Three Months Ended March 31, 2013	For the Three Months Ended March 31, 2012	For the Nine Months Ended March 31, 2013	For the Period From November 23, 2011 (Date of Inception) to March 31, 2012	For the Period From November 23, 2011 (Date of Inception) to March 31, 2013

Expenses

Bank charges	$ 69	$ 87	$ 232	$ 91	$ 365
Foreign exchange loss	61	228	774	215	595
General and administrative	–	–	–	–	2,200
Professional fees	6,458	786	30,912	786	34,928
Consulting fees	7,500	–	10,000	–	10,000
Transfer agent and filing fees	7,353	1,086	9,842	1,086	10,928

Total Expenses	21,441	2,187	51,760	2,178	59,016

Net Loss	$ (21,441)	$ (2,187)	$ (51,760)	$ (2,178)	$ (59,016)

Net Loss Per Share – Basic and Diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted Average Shares Outstanding	60,836,664	60,836,664	60,836,664	60,836,664

(The accompanying notes are an integral part of these consolidated financial statements)

Quorum Corp.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Expressed in US Dollars)

(unaudited)

	For the Nine Months Ended March 31, 2013	For the Period From November 23, 2011 (Date of Inception) to March 31, 2012	For the Period From November 23, 2011 (Date of Inception) to March 31, 2013

Cash Flows from Operating Activities

Net loss	$ (51,760)	$ (2,178)	$ (59,016)

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	7,636	–	10,786
Related party payables	16,467	225	16,691

Net Cash Used In Operating Activities	(27,657)	(1,953)	(31,539)

Cash Flows from Financing Activities

Proceeds from issue of common stock	–	49,005	49,005

Net Cash Provided by Financing Activities	–	49,005	49,005

(Decrease) Increase in Cash	(27,657)	47,052	17,466

Cash - Beginning of Period	45,123	–	–

Cash - End of Period	$ 17,466	$ 47,052	$ 17,466

Supplementary Information:
Interest paid	$ –	$ –	$ –
Income taxes paid	$ –	$ –	$ –

(The accompanying notes are an integral part of these consolidated financial statements)

Quorum Corp.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in US Dollars)

(unaudited)

1.     Nature of Business and Continuance of Operations

Quorum Corp. (the “Company”) was incorporated in the State of Nevada on November 23, 2011. The Company is in the development stage as defined under Accounting Codification Standard (“ASC”) 915, “Development Stage Entities”, and its efforts were primarily devoted to the establishment and start up of its business. The core operations of the Company derives from the power of social networking and online marketing in order to create links between buyers and sellers of specialty services.  The principal service of the Company’s operating website quintup.com, is a link between buyers and sellers. Sellers on the website offer “micro-jobs,” or services, sometimes referred to as “gigs” to sellers who search for services throughout the website. Quorum’s website is a medium to which buyers and sellers can come together, where sellers can sell their specialty services, and buyers can purchase these services.  The current target markets for the Company are the eastern African markets of Kenya, Uganda and Tanzania. The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise.

These consolidated financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. For the period from inception on November 23, 2011 through March 31, 2013, the Company has incurred accumulated losses totalling $59,016. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.     Summary of Significant Accounting Policies

a)        Basis of Presentation

These consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States and are expressed in US dollars. The Company’s fiscal year end is June 30.

b)       Principal of Consolidation

The consolidated financial statements include the accounts of Quorum Corp. and its 100% owned subsidiary, Chiswick Holdings Limited, a company incorporated in Kenya.  All significant intercompany balances and transactions have been eliminated upon consolidation.

c)        Use of Estimates

The preparation of consolidated financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

d)       Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

2.     Summary of Significant Accounting Policies (continued)

e)        Financial Instruments

The Company’s financial instruments consist principally of cash, accounts payable and accrued liabilities, and related party payables. The fair value of the Company’s cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The carrying value of accounts payable and accrued liabilities and related party payables approximates their fair value because of the short maturity of these instruments. Unless otherwise noted, it is management’s opinion the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

f)        Earnings (Loss) Per Share

Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. At March 31, 2013, the Company has no potentially dilutive securities outstanding and accordingly, basic loss and diluted loss per share are the same.

g)       Foreign Currency Translation

The Company’s planned operations will be in the eastern African markets of Kenya, Uganda and Tanzania, which results in exposure to market risks from changes in foreign currency exchange rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk. The Company's functional currency for all operations worldwide is the U.S. dollar. Nonmonetary assets and liabilities are translated into their U.S. dollar equivalents at historical rates and monetary assets and liabilities are translated at exchange rates in effect at the end of the year. Revenues and expenses are translated at average rates for the year. Gains and losses from translation of foreign currency financial statements into U.S. dollars are included in current results of operations.

h)       Income Taxes

The Company accounts for income taxes using the asset and liability method which provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

i)         Recent Accounting Pronouncements

Jumpstart Our Business Startups Act (“JOBS Act”) Transition Accounting: pursuant to Section 107(b) of the JOBS Act, we have elected to use the extended transition period for complying with new or revised accounting standards for an “emerging growth company”.  This election will permit us to delay the adoption of new or revised accounting standards that will have difference effective dates for public and private companies until such time as those standards apply to private companies.  Consequently, our financial statements may not be comparable to companies that comply with public company effective dates.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.     Related Party Transactions

a)        As of March 31, 2013, the Company owes the sole director of the Company $16,691 (June 30, 2012 - $224) for administrative expenditures paid on behalf of the Company.  The amount owed is unsecured, non-interest bearing, and has no specified repayment terms.

b)       On December 1, 2012, the Company entered into a consulting agreement with the sole director of the Company. Pursuant to the agreement, the director will provide consulting services for the Company from December 1, 2012 to November 30, 2013 for consideration of $2,500 per month. During the nine months ended March 31, 2013, the Company paid consulting fees of $10,000 (2012 – $nil) to the director.

4.     Stockholders’ Equity

The Company’s authorized capital consists of 100,000,000 shares of common stock with a par value of $0.00001 per share and 100,000,000 shares of preferred stock with a par value of $0.00001 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology including “could”, “may”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential” and the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this report.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references “common shares” refer to the common shares in our capital stock.

As used in this quarterly report, the terms “we”, “us”, “our” and “our company”, mean Quorum Corp., and our wholly owned subsidiary, Cheswick Holdings Limited, a company incorporated in Kenya, unless otherwise indicated.

General Overview

We were incorporated on November 23, 2011 under the laws of the State of Nevada.  Our principal executive offices are located at KSC House, Mama Ngina Street 11th Floor, PO Box 30251-00100 Nairobi, Kenya.  Our telephone number is (254) 73-3817923.

Our authorized capital consists of 100,000,000 shares of common stock with a par value of $0.00001 and 100,000,000 shares of preferred stock with a par value of $0.00001.  We have one wholly owned subsidiary, Cheswick Holdings Limited, a company incorporated in Kenya, through which all of our operations are conducted. Cheswick was incorporated on October 6, 2011 and carries on all of our business activities in Kenya.  Since we are in our startup stage, Cheswick has predominately been involved in administrative activities such as setting up bank accounts, establishing relationships with service providers and establishing our office facilities.

We are a development stage company in the business of developing a social media and networking website, Quintup.com, intended to serve as a transactional marketplace for buyers and sellers of contract services, known as micro-jobs. Our operations are based in the Eastern African city of Nairobi, Kenya, and Quintup.com is intended and being designed for consumer markets in Eastern Africa, with a focus on Kenya, Tanzania and Uganda.

Our planned website, Quintup.com, is in the development stage. We have only recently begun operations, have no sales or revenues, and therefore rely upon the sale of our securities to fund our operations. We have a going concern uncertainty as of the date of our most recent financial statements.

We currently employ third party developers to construct our planned website. Our website is operational and we have started to conduct alpha testing using various transaction simulations and this testing should be completed by June 15, 2013.  Thereafter, we will conduct beta testing of our website by a limited group of users.  We expect that beta testing will be complete by August of 2013.  Also beginning in August of 2013, we intend to retain commissioned sales and marketing consultants to recruit a membership base for our services in preparation of a public unveiling and launch in September, 2013.  We have not yet hired any commissioned sales people.

Our Current Business

Our business plan is to create and operate a micro jobs website, Quintup.com, that will serve as an online marketplace for the purchase and sale of personal services amongst individuals and businesses operating in Eastern Africa, namely Kenya, Tanzania, and Uganda.  Micro jobs websites have become increasingly popular in recent years as social market places for outsourcers of services and individuals or businesses seeking to hire those services.  The first micro job (also known as “microwork” or micro “gigs”) websites, such as the website established in 2008 by the non-profit group Samasource, were conceived in order to outsource series of small tasks that have been broken out of a larger digital based work projects and which could be completed over the Internet.  Typically, a micro job would take anywhere from one to fifteen minutes to complete, and would be performed in exchange for a proportionate wage.   At present, micro jobs commonly refer to a broader range of internet and non-internet based services, although they typically involve services, such as data entry, bookkeeping, research, graphic design, photography, marketing, word processing or creative writing, the product of which may be delivered or verified over the internet.

On December 1, 2012, we entered into a consulting agreement with the sole director of our company, Yasmeen Savji. Pursuant to the agreement, Yasmeen Savji will provide consulting services for our company from December 1, 2012 to November 30, 2013 for consideration of $2,500 per month.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

Cash Requirements

We intend to begin our operations with the development of our website and then launch of our web service after alpha and beta testing.  We estimate our operating expenses and working capital requirements for the next twelve month period to be as follows:

Estimated Expenses For the Next Twelve Month Period

Legal and accounting fees	$70,000
Website Development and Beta Testing	$15,000
Technology Acquisition (Server and related equipment)	$15,000
Marketing and advertising	$10,000
Investor relations and capital raising	$10,000
Management fees	$10,000
Salaries and consulting fees	$36,000
General and administrative expenses	$45,000
Total	$211,000

At present, our cash requirements for the next 12 months outweigh the funds available to maintain or develop our business. Of the $211,000 that we require for the next 12 months, we had $17,466 in cash as of March 31, 2013.  In order to improve our liquidity, we intend to pursue additional equity or debt financing from private investors or possibly a registered public offering. Other than as set out below, we currently do not have any arrangements in place for the completion of any further private placement financings and there is no assurance that we will be successful in completing any further private placement financings. If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our business activities and administrative expenses in order to be within the amount of capital resources that are available to us.

Results of Operations

Operating Expenses

Our operating expenses for the three and nine month periods ended March 31, 2013 and for the period from November 23, 2011 to 2012 and from November 23, 2011 (inception) to March 31, 2013 are outlined in the table below:

								For the		Cumulative
								Period From		From
		Three		Three		Nine		November 23,		November 23,
		Months		Months		Months		2011		2011
		Ended		Ended		Ended		to		(Inception) to
		March 31,		March 31,		March 31,		March 31,		March 31,
		2013		2012		2013		2012		2013
Revenues	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil
Operating Expenses		$21,441		$2,187		$51,760		$2,178		$59,016
Net Loss		$(21,441)		$(2,187)		$(51,760)		$(2,178)		$(59,016)

From our inception on November 23, 2011 to March 31, 2013, we did not have any operating revenues.

								For the	Cumulative
								Period From	From
		Three		Three		Nine		November 23,	November 23,
		Months		Months		Months		2011	2011
		Ended		Ended		Ended		to	(Inception) to
		March 31,		March 31,		March 31,		March 31,	March 31,
		2013		2012		2013		2012	2013
Bank charges		$69		$87		$232		$91	$365
Foreign exchange loss		$61		$228		$774		$215	$595
General and administrative	$	Nil	$	Nil	$	Nil	$	Nil	$2,200
Professional fees		$6,458		$786		$30,912		$786	$34,928
Consulting fees		$7,500	$	Nil		$10,000	$	Nil	$10,000
Transfer agent and filing fees		$7,353		$1,086		$9,842		$1,086	$10,928

During the three months ended March 31, 2013, our company incurred operating expenses of $21,441 compared with $2,187 for the three months ended March 31, 2012. The increase in operating expenses was attributed to increases  in professional fees of $6,458, consulting fees of $7,500 and transfer agent and filing fees of $7,353.

For the three months ended March 31, 2013, our company incurred a net loss of $21,441 or $Nil loss per share compared with a net loss of $2,187 or $Nil loss per share for the three months ended March 31, 2012.

During the nine months ended March 31, 2013, our company incurred operating expenses of $51,760 compared with $2,178 for the period from November 23, 2011 to March 31, 2012. The increase in operating expenses was attributed to increases in bank charges of $232, foreign exchange loss of $774, professional fees of $30,912, consulting fees of $10,000 and transfer agent and filing fees of $9,842.

For the nine months ended March 31, 2013, our company incurred a net loss of $51,760 or $Nil loss per share compared with a net loss of $2,178 or $Nil loss per share for the period from November 23, 2011 to March 31, 2012.

Liquidity and Capital Resources

Working Capital
	At	At
	March 31,	June 30,
	2013	2012
Current Assets	$17,466	$45,123
Current Liabilities	$27,477	$3,374
Working Capital	$(10,011)	$41,749

Cash Flows
				For the		Cumulative
				Period From		From
				November 23,		November 23,
		Nine Months		2011		2011
		Ended		to		(Inception) to
		March 31,		March 31,		March 31,
		2013		2012		2013
Net Cash Provided by (Used in) Operating Activities		$(27,657)		$(1,953)		$(31,539)
Net Cash Provided by Financing Activities	$	Nil		$49,005		$49,005
Net Cash Provided by (Used In) Investing Activities	$	Nil	$	Nil	$	Nil
Net Increase (Decrease) In Cash During The Period		$(27,657)		$47,052		$17,466

Cash Flow from Operating Activities

During the nine months ended March 31, 2013, our company used $27,657 of cash for operating activities compared with the use of $1,953 during the period from November 23, 2011 to March 31, 2012. The increase in the use of cash for operating activities was due to increases in accounts payable and accrued liabilities of $7,663 and related party payables of $16,467.

Cash Flow from Financing Activities

During the nine months ended March 31, 2013, our company received $Nil from financing activities compared with $49,005 during the period from November 23, 2011 to March 31, 2012.

At March 31, 2013, our company had a cash balance and total assets of $17,466 compared with cash balance and total assets of $45,123 as at June 30, 2012. The decrease in cash and total assets were attributed to filing and reporting costs with accountants, lawyers, auditors, and edgar agents.

As at March 31, 2013, our company had total liabilities of $27,477 compared with $3,374 as at June 30, 2012. The increase was attributed to increases in accounts payable and accrued liabilities of $7,663 and related party payables of $16,467.

As at March 31, 2013, our company had a working capital deficit of $10,011 compared with a working capital surplus of $41,749 as at June 30, 2012.

Going Concern

The accompanying financial statements have been prepared assuming that our company will continue as a going concern. As shown in the accompanying financial statements, our company incurred losses of $59,016 since its inception and has not yet produced revenues from operations. These factors raise substantial doubt about our company’s ability to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that our company cannot continue as a going concern. Management anticipates that it will be able to raise additional working capital through the issuance of stock and through additional loans from investors.

The ability of our company to continue as a going concern is dependent upon our company’s ability to attain a satisfactory level of profitability and obtain suitable and adequate financing. There can be no assurance that management’s plan will be successful.

Future Financings

We will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund our operations and other activities.

Critical Accounting Policies

These consolidated financial statements of our company have been prepared in accordance with generally accepted accounting principles in the United States and are expressed in US dollars. Our company’s fiscal year end is June 30.

Basis of Presentation

These consolidated financial statements of our company have been prepared in accordance with generally accepted accounting principles in the United States and are expressed in US dollars. Our company’s fiscal year end is June 30.

Principal of Consolidation

The consolidated financial statements include the accounts of Quorum Corp. and its 100% owned subsidiary, Chiswick Holdings Limited, a company incorporated in Kenya.  All significant intercompany balances and transactions have been eliminated upon consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Our company regularly evaluates estimates and assumptions related to deferred income tax asset valuation allowances. Our company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by our company may differ materially and adversely from our company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Our company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

Financial Instruments

Our company’s financial instruments consist principally of cash, accounts payable and accrued liabilities, and related party payables. The fair value of our company’s cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The carrying value of accounts payable and accrued liabilities and related party payables approximates their fair value because of the short maturity of these instruments. Unless otherwise noted, it is management’s opinion our company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Earnings (Loss) Per Share

Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. At March 31, 2013, our company has no potentially dilutive securities outstanding and accordingly, basic loss and diluted loss per share are the same.

Foreign Currency Translation

Our company’s planned operations will be in the eastern African markets of Kenya, Uganda and Tanzania, which results in exposure to market risks from changes in foreign currency exchange rates. The financial risk is the risk to our company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, our company does not use derivative instruments to reduce its exposure to foreign currency risk. Our company's functional currency for all operations worldwide is the U.S. dollar. Nonmonetary assets and liabilities are translated into their U.S. dollar equivalents at historical rates and monetary assets and liabilities are translated at exchange rates in effect at the end of the year. Revenues and expenses are translated at average rates for the year. Gains and losses from translation of foreign currency financial statements into U.S. dollars are included in current results of operations.

Income Taxes

Our company accounts for income taxes using the asset and liability method which provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. Our company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

Recently Issued Accounting Pronouncements

Jumpstart Our Business Startups Act (“JOBS Act”) Transition Accounting: pursuant to Section 107(b) of the JOBS Act, we have elected to use the extended transition period for complying with new or revised accounting standards for an “emerging growth company”.  This election will permit us to delay the adoption of new or revised accounting standards that will have difference effective dates for public and private companies until such time as those standards apply to private companies.  Consequently, our financial statements may not be comparable to companies that comply with public company effective dates.

Our company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

As of the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report.

Changes in Internal Control

During the period covered by this report there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed on September 12, 2012).
3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1 filed on September 12, 2012).
(10)	Material Contracts
10.1	Consulting Agreement with Yasmeen Savji (incorporated by reference to our Registration Statement on Form S-1/A filed on February 20, 2013).
(21)	Subsidiaries of Registrant
21.1	Chiswick Holdings Limited (wholly owned), a company incorporated in Kenya.
(31)	Rule 13a-14(a)/15d-14(a) Certification
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101**	Interactive Data Files
101.INS 101.SCH 101.CAL 101.DEF 101.LAB 101.PRE

XBRL Instance Document

XBRL Taxonomy Extension Schema Document

XBRL Taxonomy Extension Calculation Linkbase Document

XBRL Taxonomy Extension Definition Linkbase Document

XBRL Taxonomy Extension Label Linkbase Document

XBRL Taxonomy Extension Presentation Linkbase Document

*          Filed herewith.

**        Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUORUM CORP.

Dated: May 17, 2013	By:	/s/ Yasmeen Savji
Yasmeen Savji
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)