Form 10-K
period 2013-06-30
QUORUM CORP
filed 2013-09-30
CIK 1557565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	June 30, 2013
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	[ ] to [ ]
Commission file number	333-183870

QUORUM CORP.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

KSC House, Mama Ngina Street 11th Floor, P.O. Box 30251-00100, Nairobi, Kenya	N/A
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code:	(254) 73-3817923

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Shares of Common Stock, par value $0.00001
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.
Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act
Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter)  is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant on December 31, 2012 was $Nil based on a $Nil average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
60,836,664 common shares as of September 26, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Table of Contents

Item 1.       Business                                                                                                                                                                                            4

Item 1A.    Risk Factors                                                                                                                                                                                      15

Item 1B.    Unresolved Staff Comments                                                                                                                                                                  25

Item 2.       Properties                                                                                                                                                                                          25

Item 3.       Legal Proceedings                                                                                                                                                                              25

Item 4.       Mine Safety Disclosures                                                                                                                                                                      25

Item 5.       Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities                                                  26

Item 6.       Selected Financial Data                                                                                                                                                                        26

Item 7.       Management’s Discussion and Analysis of Financial Condition and Results of Operations                                                                               27

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk                                                                                                                      32

Item 8.       Financial Statements and Supplementary Data                                                                                                                                          32

Item 9.       Changes in and Disagreements With Accountants on Accounting and Financial Disclosure                                                                             36

Item 9A.    Controls and Procedures                                                                                                                                                                     36

Item 9B.    Other Information                                                                                                                                                                               37

Item 10.     Directors, Executive Officers and Corporate Governance                                                                                                                            37

Item 11.     Executive Compensation                                                                                                                                                                     40

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters                                                                 41

Item 13.     Certain Relationships and Related Transactions, and Director Independence                                                                                                 42

Item 14.     Principal Accounting Fees and Services                                                                                                                                                 42

Item 15.     Exhibits, Financial Statement Schedules                                                                                                                                                 44

PART I

Item 1.           Business

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this annual report, the terms “we”, “us”, “our” and “our company”, mean Quorum Corp., and our wholly owned subsidiary, Cheswick Holdings Limited, a company incorporated in Kenya, unless otherwise indicated.

General Overview

We were incorporated on November 23, 2011, under the laws of the State of Nevada.  Our principal executive offices are located at KSC House, Mama Ngina Street, 11th Floor, P.O. Box 30251-00100, Nairobi, Kenya.  Our telephone number is (254) 73-3817923.

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

We are a development stage company in the business of developing a social media and networking website, Quintup.comTM, intended to serve as a transactional marketplace for buyers and sellers of contract services, known as micro-jobs. Our operations are based in the Eastern African city of Nairobi, Kenya, and Quintup.comTM is intended and being designed for consumer markets in Eastern Africa, with a focus on Kenya, Tanzania and Uganda.

Our planned website, Quintup.comTM, is in the development stage. We have only recently begun operations, have no sales or revenues, and therefore rely upon the sale of our securities to fund our operations. We have a going concern uncertainty as of the date of our most recent financial statements.

We currently employ third party developers to construct our planned website. Our website is operational and we have started to conduct alpha testing using various transaction simulations and this testing has been completed.  The Company has begun its beta testing of its program and should be completed by the end of November 30, 2013.  Also beginning in January of 2013, we intend to retain commissioned sales and marketing consultants to recruit a membership base for our services in preparation of a public unveiling and launch in January 2014.  We have not yet hired any commissioned sales people.

Our Current Business

Our business plan is to create and operate a micro jobs website, Quintup.comTM, that will serve as an online marketplace for the purchase and sale of personal services amongst individuals and businesses operating in Eastern Africa, namely Kenya, Tanzania, and Uganda.  Micro jobs websites have become increasingly popular in recent years as social market places for outsourcers of services and individuals or businesses seeking to hire those services.  The first micro job (also known as “microwork” or micro “gigs”) websites, such as the website established in 2008 by the non-profit group Samasource, were conceived in order to outsource series of small tasks that have been broken out of a larger digital based work projects and which could be completed over the Internet.  Typically, a micro job would take anywhere from one to fifteen minutes to complete, and would be performed in exchange for a proportionate wage.   At present, micro jobs commonly refer to a broader range of internet and non-internet based services, although they typically involve services, such as data entry, bookkeeping, research, graphic design, photography, marketing, word processing or creative writing, the product of which may be delivered or verified over the internet.

On December 1, 2012, we entered into a consulting agreement with the sole director of our company, Yasmeen Savji. Pursuant to the agreement, Yasmeen Savji will provide consulting services for our company from December 1, 2012 to November 30, 2013 for consideration of $2,500 per month.

Government Regulation

We are subject to federal, state and local laws and regulations applicable to businesses generally in the United States, where our business is incorporated in the state of Nevada, and in Kenya, where our wholly owned subsidiary, Chiswick Holdings Limited is incorporated and where our management and operations are based.  We are also subject to a number of foreign and domestic laws and regulations that affect companies conducting business on the Internet, many of which are still evolving and could be interpreted in ways that could harm our business. This is especially the case in the East African Community, where laws governing Internet based activities are largely non-existent.  In the United States and abroad, laws relating to the liability of providers of online services for activities of their users and other third parties are currently being tested by a number of claims, including actions based on invasion of privacy and other torts, unfair competition, copyright and trademark infringement, and other theories based on the nature and content of the materials searched, the ads posted, or the content provided by users. Any court ruling or other governmental action that imposes liability on providers of online services for the activities of their users and other third parties could harm our business. In addition, rising concern about the use of social networking technologies for illegal conduct, such as the unauthorized dissemination of national security information, money laundering or supporting terrorist activities may in the future produce legislation or other governmental action that could require changes to our products or services, restrict or impose additional costs upon the conduct of our business or cause users to abandon material aspects of our service.

In the area of information security and data protection, many states have passed laws requiring notification to users when there is a security breach for personal data, such as the 2002 amendment to California’s Information Practices Act, or requiring the adoption of minimum information security standards that are often vaguely defined and difficult to practically implement. The costs of compliance with these laws may increase in the future as a result of changes in interpretation. Furthermore, any failure on our part to comply with these laws may subject us to significant liabilities.

We are also subject to federal, state, and foreign laws regarding privacy and protection of member data. We intend to post on our website a privacy policy and user agreement, which will describe our practices concerning the use, transmission and disclosure of member data. Any failure by us to comply with our posted privacy policy or privacy related laws and regulations could result in proceedings against us by governmental authorities or others, which could harm our business. In addition, the interpretation of privacy and data protection laws, and their application to the Internet is unclear, evolving and in a state of flux. There is a risk that these laws may be interpreted and applied in conflicting ways from state to state, country to country, or region to region, and in a manner that is not consistent with our current data protection practices, or that new regulations will be enacted. Complying with these varying domestic and international requirements could cause us to incur additional costs and change our business practices. Further, any failure by us to adequately protect our members’ privacy and data could result in a loss of member confidence in our services and ultimately in a loss of members and customers, which could adversely affect our business.

In addition, because our services are accessible worldwide, certain foreign jurisdictions may claim that we are required to comply with their laws, including in jurisdictions where we have no local entity, employees, or infrastructure.

We do not believe that we are or will become subject to any environmental laws or regulations of the United States or of any constituent nation of the East African Community in which we intend to operate.

Kenyan Regulations

The Kenyan government has introduced market-based reforms and provided more incentives for both local and foreign private investment. Foreign investors seeking to establish a presence in Kenya generally receive the same treatment as local investors, and multinational companies make up a large percentage of Kenya's industrial sector. Furthermore, there is no discrimination against foreign investors in access to government-financed research, and the government's export promotion programs do not distinguish between local and foreign-owned goods.

The Companies Ordinance, the Partnership Act, the Foreign Investment Protection Act, and the Investment Promotion Act of 2004 provide the legal framework for foreign direct investment (FDI). To attract investment, the Kenyan government enacted several reforms, including abolishing export and import licensing except for a few items listed in the Imports, Exports and Essential Supplies Act; rationalizing and reducing import tariffs; revoking all export duties and current account restrictions; freeing the Kenya shilling's exchange rate; allowing residents and non-residents to open foreign currency accounts with domestic banks; and removing restrictions on borrowing by foreign as well as domestic companies. In 2005, the Kenyan government reviewed its investment policy and launched a private sector development strategy. One component of this effort was a comprehensive policy review by UNCTAD that was the basis for the 2005 UNCTAD Investment Guide to Kenya, published in conjunction with the International Chamber of Commerce (ICC).

Kenya's investment code, articulated in the Investment Promotion Act of 2004, which came into force in 2005, streamlined the administrative and legal procedures to create a more attractive investment climate. The act’s objective is to attract and facilitate investment by assisting investors in obtaining the licenses necessary to invest and by providing other assistance and incentives. The act replaced the government's Investment Promotion Center with the Kenya Investment Authority (KIA).

Kenyan investment law is modeled on British investment law. The Companies Act, the Investment Promotion Act, and the Foreign Investment Act are the main pieces of legislation governing investment in Kenya. Kenyan law provides protection against the expropriation of private property, except where due process is followed and adequate and prompt compensation is provided. Various bilateral agreements also guarantee further protection with other countries. Expropriation may only occur for either security reasons or public interest. The Kenyan government may revoke a foreign investment license if (1) an untrue statement is made while applying for the license; the provisions of the Investment Promotion Act or of any other law under which the license is granted are breached; or, if (2) there is a breach of the terms and conditions of the general authority. The Investment Promotion Act of 2004 provides for revocation of the license in instances of fraudulent representation to the Kenya Investment Authority (KIA) by giving a written notice to the investor granting 30 days from the date of notice to justify maintaining the license. In practice, the KIA rarely revokes licenses.

Kenya is a member of the World Bank-affiliated Multilateral Investment Guarantee Agency (MIGA), which issues guarantees against non-commercial risk to enterprises that invest in member countries. It is also a signatory to the Convention on the Settlement of Investment Disputes between States and Nationals of Other States. The Convention established the International Center for Settlement of Investment Disputes (ICSID) under the auspices of the World Bank. Kenya is also a member of the Africa Trade Insurance Agency (ATIA) as well as many other global and regional organizations and treaties, including the Common Market for Eastern and Southern Africa (COMESA); the Cotonou Agreement between the European Union and the African, Caribbean and Pacific States (ACP); the East African Community (EAC); the Paris Convention on Intellectual Property, the Universal Copyright Convention, and the Berne Copyright Convention; the World Intellectual Property Organization (WIPO); and the World Trade Organization (WTO). Kenya has also signed double taxation treaties with a number of countries, including Canada, China, Germany, France, Japan, Netherlands, and India. On November 27, 2007, Kenya joined with its EAC sister states in signing the first-ever interim economic partnership agreement (EPA) with the European Community (EC). In mid-July 2008, Kenya and its fellow EAC members signed a Trade and Investment Framework Agreement (TIFA) with the United States at the conclusion of the 2008 African Growth and Opportunity Act (AGOA) Forum in Washington, D.C.

Foreign investors are able to obtain credit on the local market; however, the number of credit instruments is relatively small. Legal, regulatory, and accounting systems are generally transparent and consistent with international norms. The corporate tax for newly listed companies is 25 percent for a period of five years from the date of listing. The withholding tax on dividends is 7.5 percent for foreign investors and 5 percent for local investors. Foreign investors can acquire shares in a listed company subject to a minimum reserve ratio of 40 percent of the share capital of the listed company for domestic investors, with the remaining 60 percent considered as a free float available to local, foreign, and regional investors without restrictions on the level of holding. To encourage the transfer of technology and skills, the government allows foreign investors to acquire up to 49 percent of local stockbrokerage firms and up to 70 percent of local fund management companies. Dividends distributed to residents and non-residents are subject to a final withholding tax at the rate of 5 percent. Dividends received by financial institutions as trading income are not subject to tax. In 2007, the Kenyan government granted two fiscal incentives to encourage growth of capital markets: exemption from income tax on interest income accruing from cash flows of securitized assets; and exemption from income tax on interest income accruing from all listed bonds with at least a maturity period of three years. The fiscal incentive targets providers of infrastructure services such as roads, water, power, telecommunication, schools, and hospitals. Company capital expenditures on legal costs and other incidental expenses associated with listing by introduction at the NSE are tax deductible.

The Kenyan government focuses its investment promotion on opportunities that earn foreign exchange, provide employment, promote backward and forward linkages, and transfer technology. The only significant sectors in which investment (both foreign and domestic) are constrained are those where state corporations still enjoy a statutory monopoly. These monopolies are restricted almost entirely to infrastructure (e.g., power, posts, telecommunications, and ports), although there has been partial liberalization of these sectors. For example, in recent years, five Independent Power Producers (IPPs) have begun operations in Kenya.

Work permits are required for all foreign nationals wishing to work in the country, and the Kenyan government requires foreign employees to be key senior managers or have special skills not available locally. Still, any enterprise, whether local or foreign, may recruit expatriates for any category of skilled labor if Kenyans are not available. Currently, foreign investors seeking to hire expatriates must demonstrate that the specific skills needed are not available locally through an exhaustive search, although the Ministry of Labor plans to replace this requirement with an official inventory of skills that are not available in Kenya, as discussed below. Firms must also sign an agreement with the government describing training arrangements for phasing out expatriates.

Kenya does not have a bilateral investment trade agreement with the United States, although there are hopes that this might change sometime in the future. According to UNCTAD, Kenya has signed bilateral investment agreements with Burundi, China, Finland, France, Germany, Iran, Italy, Libya, Netherlands, Switzerland, and the United Kingdom, although only those with Germany, Italy, Netherlands, and Switzerland have entered into force as of June 2011. Kenya and its EAC partners signed a Trade and Investment Framework Agreement with the United States in July 2008 as a bloc.

A company incorporated outside Kenya may carry on business in Kenya through a subsidiary. In order to establish a subsidiary, the following documents and details must be submitted to the Registrar of Companies within 30 days of establishing such a subsidiary:

•         A certified copy of the Charter, Statutes or Memorandum and Articles of the company, or other instruments defining the constitution of the company;

•         A list of the directors and the secretary of the company;

•         A statement of all existing charges entered into by the company affecting properties in Kenya;

•         Names and postal addresses of one or more persons resident in Kenya authorized to accept, on behalf of the company, service of notices required to be served on the company;

•         Full address of the registered or principal office of the company in its home country; and

•         Full address of place of business in Kenya.

Once the process is complete, the Registrar will issue a Certificate of Compliance. The process may take up to 4 weeks. Companies that may want to have representative or liaison offices are required to register using the above process.

Kenyan Currency Conversion and Transfer Policies

There are no restrictions on the transfer of funds from the Kenyan  operating  company  to the Nevada  corporation for the  payment of dividends to our shareholders or otherwise. As in December 1995, Kenya repealed its Foreign Exchange Control Act. (Ministerial decrees had previously removed nearly all limitations.) There are no remaining restrictions on converting or transferring funds associated with an investment. No recent changes or plans to tighten remittance policies exist. Foreign exchange is readily available. Kenya has had a floating exchange rate since late 1993. On July 1, 1996, Kenyan shillings became freely convertible into Tanzanian and Ugandan shillings and vice versa.

Kenya’s Foreign Investment Protection Act (FIPA) guarantees capital repatriation and remittance of dividends and interest to foreign investors, who are free to convert and repatriate profits including un-capitalized retained profits (proceeds of an investment after payment of the relevant taxes and the principal and interest associated with any loan). Kenya has no restrictions on converting or transferring funds associated with investment. Kenyan law requires the declaration of amounts above Ksh 500,000 (about $5,600) as a formal check against money laundering. Foreign exchange is readily available from commercial banks and foreign exchange bureaus and can be freely bought and sold by local and foreign investors. The Kenyan shilling has a floating exchange rate tied to a basket of foreign currencies.

United Nations Guidelines on Privacy

The right of privacy is well established in international law. The core privacy principle in modern law may be found in the UN Universal Declaration of Human Rights. Article 12 of the UDHR states ""No one shall be subjected to arbitrary interference with his privacy, family, home or correspondence, nor to attacks upon his honor and reputation. Everyone has the right to the protection of the law against such interference or attacks."

The UN Guidelines for the Regulation of Computerized Personal Data Files (1990) set out Fair Information Practices and recommend the adoption of national guidelines to protect personal privacy. Appropriately, the UN Guidelines note that a derogation from these principles "may be specifically provided for when the purpose of the file is the protection of human rights and fundamental freedoms of the individual concerned or humanitarian assistance."  More generally, the protection of privacy is considered a fundamental human right, indispensable to the protection of liberty and democratic institutions.

Products and Services

Micro Jobs

Our business plan is to create and operate a micro jobs website, Quintup.comTM, that will serve as an online marketplace for the purchase and sale of personal services amongst individuals and businesses operating in Eastern Africa, namely Kenya, Tanzania, and Uganda.  Micro jobs websites have become increasingly popular in recent years as social market places for outsourcers of services and individuals or businesses seeking to hire those services.  The first micro job (also known as “microwork” or micro “gigs”) websites, such as the website established in 2008 by the non-profit group Samasource, were conceived in order to outsource series of small tasks that have been broken out of a larger digital based work projects and which could be completed over the Internet.  Typically, a micro job would take anywhere from one to fifteen minutes to complete, and would be performed in exchange for a proportionate wage.   At present, micro jobs commonly refer to a broader range of internet and non-internet based services, although they typically involve services, such as data entry, bookkeeping, research, graphic design, photography, marketing, word processing or creative writing, the product of which may be delivered or verified over the internet.

Quintup.comTM and QuintuplesTM

Our planned website, Quintup.comTM, will use the framework of social networking to aggregate buyers and sellers of micro jobs or “gigs” (as they are sometimes referred to by us), and to mediate financial transactions between them.   All users of the website who wish to partake in either buying or selling of services must become registered members of the website. There will be no charge for registration.  Unregistered users will be able to browse select information on website, including a limited selection of advertised micro jobs, but may not partake in any transactions or have access to certain features and services reserved for registered members.   Following registration, users may freely offer micro jobs which will be aggregated in a searchable classified section.  We will establish a minimum contract fee of $5 for all micro jobs transacted on our website, and will refer to these $5 micro jobs as “QuintuplesTM”.   Although members will have the discretion to buy or sell micro jobs for values in excess of $5, we anticipate that the majority of services transacted on Quintup.comTM will be QuintuplesTM.

Buyers and Sellers

Registered members of Quintup.comTM will be divided into two categories, buyers and sellers, although any member may register as both a buyer and as a seller.  A seller on the website, also known as a “micro entrepreneur,” may offer their micro-job or gig services to anybody who is willing to buy their service.  The process of making a sale or offering a gig to a buyer is simple. First, the seller will go through the simple steps guided by the website of creating a gig, which must include a written description of services offered, including the duration of the offer, the numbers of each gig available to be performed, the gig price or compensation offered, and deadlines for completion and delivery.  Sellers may also include information related to their qualifications or experience, photographs or videos in order to enhance the gig offer.   Buyers may thereafter browse, select and pay for any advertised gigs.   Payment may be made using the PayPal e-commerce service or credit card.

Gig payments will be held in escrow by Quintup.comTM until satisfaction of the gig contract.  After one or more of the offered gigs is ordered, the seller will be notified by email. Upon delivery of payment by the seller, buyers and sellers will have the ability to communicate in order to discuss any customizable aspects of the services to be provided.  The seller is then required to meet the delivery time and specifications specified in their gig description. A seller may advertise multiple gigs, but in order to keep a good status rating on the website, he/she must fulfill all of the gigs within the specified timeframe. It is the seller’s responsibility to fulfill all gig orders in a timely manner, and QuintupTM will not assume responsibility for delays. If a seller fails to complete their gig within the specified timeframe, or fails to deliver the services substantially as described, the buyer will have the opportunity to withdraw the funds submitted to Quintup’s escrow service.   When the seller successfully performs his/her duty to its completion within the specified time, they receive their funds within 48 hours into their Quintup.comTM account. On every $5 transaction that occurs between buyers and sellers, Quintup.comTM will retain a fee of $1, or 20% of the transaction.

QuintupCashTM

Funds received into a Quintup.comTM account may be held in the account in the form of QuintupCashTM or withdrawn at any time.  QuintupCashTM may also be redeemed for the purchase of gigs in other transactions.

Searchable Gig Listings

We intend that buyers on the website will be able to search through tens of thousands of micro job listings using expansive search criteria, including broad micro job categories and word specific searches.   Additionally, buyers will have the ability to search by seller username, which will encourage sellers to establish positive reputations on Quintup.comTM.  Gigs may range to creating surveys, recording one’s voice for somebody’s birthday celebration, or helping to plan a holiday.  We anticipate that buyers will find a vast array of services on Quintup’s website.

Gig Categories

Quintup’s micro-jobs can be categorized into many categories and subcategories. Many jobs in these categories may overlap with one another. For general purposes, the website will be broken down into the following categories:

  Gifts – This section will feature celebration gifts for birthdays, weddings, anniversaries and the like. Such gifts may be delivered as surprises to recipients and might include physical gifts or greetings or announcements in paper, electronic, video, or audio format. This section will also include subcategories such as games, cartoons, artwork and handmade items.
  Graphics – This section will feature goods/services related to graphic design. Services sold in this category might include, for example, the creation of landscape drawings, abstract paintings, digital caricatures based on a photograph, or advertisements. Subcategories in this section will include general illustrations, portraits, anime, logos as well as creating images for someone’s Facebook or Twitter page.

  Video – This section will be dedicated to creating videos based on the seller’s talents and the buyer’s specific requirements. Video works may be for entertainment, instructional, or marketing purposes. Subcategories in this section include testimonials, promotion, high definition video, special effects as well as sending special messages.
  Social Marketing – This section will be dedicated marketing and advertising services through social media. These may include, for example, creating video testimonials or reviews for publication via various social media websites, search optimization assistance, or advice on the optimal use of social networks. Subcategories on this section include promotion, testimonials, Social Networking Advice, and Product Demos.
  Travel – In this section, sellers may help buyers plan travel, provide travel and cultural advice, or prepare travel research. Searchable subcategories in this section will include holidays, advice, travel tips, Q&A, travel guides, as well as specific destinations, i.e. China, Europe, Australia, etc.
  Writing – this section will allow sellers to market creative or technical writing, journalism, translation or document editing services to buyers.  Sellers may also offer writing related education tutorials or similar services.  Subcategories will include English, Translation, Editing, Proofreading, advertising, and composition.
  Advertising – This very general category will enable sellers to offer a range of contemporary and traditional advertising services in a variety of media. Subcategories may include logo design, copyrighting, social networking, general promotion, and website enhancement.
  Music and Audio – This category will encourage artists to showcase their musical and vocal talents. These can be used as gifts or a variety of entertainment of information purposes. Subcategories may include Birthday, Rock and Roll, Country, Comedy, YouTube, impressions, narration, and audiobook, to name a few.
  Fun & Bizarre – This category will allow sellers to showcase anything they think they can do that is funny or anything they can capture with a camera or video that is funny. Subcategories may include saying anything that the buyer wants, making a fool of oneself, and bizarre tricks.
  Tips and Advice – In this category seller may offer give advice on a wide array of categories. Subcategories include weight loss, meditation, relationship advice, job seeking advice and other career advice.
  Education – This category will feature all education related services. These may include teaching musical instruments, language instruction, computer tutorials, self-improvement courses, etc.
  Business – This category will pertain to any business related service, including bookkeeping, report creation, résumé services, business planning and similar services.
  Technology & Programming – This category is for anybody who needs IT problems solved, including programming, IT business help and advice, computer diagnostic repairs, as well as creating IT parameters for one’s business.
  Other – This may include miscellaneous service not mentioned in the above categories.

“Stages” Status Ratings System

One of the best and most unique platforms that the planned Quintup.comTM has to offer will be “Stages.” Stages is a reputation-based promotion system, where sellers can gain higher statuses throughout the website based on previous experiences with buyers. This higher status is primarily based on continuous customer satisfaction, which is made known via buyers rating sellers. High ratings from buyers on a regular basis will allow the seller to advance to a higher stage.   Each stage opens up further opportunities and tools for the seller to extend their business. Sellers who advance to a higher stage are expected to maintain their status by maintaining their level of service in order to maintain their current stage and if possible, increase their level of service further in order to gain promotion to a higher stage. Levels are periodically updated by an automated system. Higher level sellers are still expected to maintain their gig price at $5. If sellers to do not maintain their quality of service, experience ratings drop or do not deliver within the specified time to a multitude of buyers risk losing their selling status and if necessary, will be demoted to a lower stage.

The stage system is divided into three stages and are explained as follows:

  Stage 1 (Beginners): Sellers who starts on Quintup will start here. All sellers will maintain this stage unless they sell 10 gigs within one month.
  Stage 2 (Amateurs): Sellers who have active on Quintup.comTM for 30 days and who have at least sold 10 gigs will be promoted to Stage 2. Sellers will maintain this stage regardless of what their user ratings are, except in circumstances where there have been major complaints. If there are such complaints, sellers will risk losing their membership status. Stage 2 sellers are expected to maintain selling orders on a regular basis to stay in stage 2. If sellers do not sell 10 gigs every 60 days after entering Stage 2, they will be demoted back to Stage 1. Sellers who make it to Stage 2 will enjoy better tools to help them promote their services.
  Stage 3 (Pro League): Sellers will be promoted to Stage 3 if they have made over 50 orders per month after they been promoted to Stage 2 (meaning sellers cannot be automatically promoted to Stage 3 from Stage 1 without entering Stage 2 first). Additionally, sellers are expected to have higher user ratings to make it to Stage 3. Sellers must have an average user rating of 4 stars out of 5, which is at least 80% customer satisfaction. Sellers who are in Stage 3 will enjoy even better tools and higher page rankings in order to promote their business even further. Additionally, sellers will enjoy priority support.
  Stage 4 (All Stars): Sellers can be promoted to Stage 4 if they can reach 100 sales per month over a two month span. Additionally, Sellers are who reach this level are expected to maintain average user ratings of 4 stars out of 5 (80%). Users who reach this level will the best tools available to support their business. Additionally, Stage 4 users will have very high page rankings and will occasionally be on Quintup’s “Featured” page, as part of their reward to making it to this level.
  Stage 5 (Hall of Famers): Stage 5 is the highest stage that can be attained on Quintup.comTM. Sellers who reach this stage are manually chosen by our staff and are considered to be the best of the best. Most of the sellers who reach this stage have over 200 orders per month with continuously high rankings, with a minimum average of 4.5 out of 5 stars (90%). Other criteria to reach this level is seniority, exceptional customer care and community leadership. In addition to enjoying the best tools necessary to help support one’s business, Stage 5 sellers will be constantly on “Featured” pages and will have the highest page rankings. Additionally, Stage 5 sellers will enjoy features that are not available to other users, such as access to features that are in beta and not released to the public yet.

Order Handling

We anticipate that buyers will have to pay for an order in advance of the seller performing their service to the buyer. However, payment will be placed in an escrow system and will be credited to the seller’s account within 48 hours after the service is completed.  This is to ensure if there are problems with the order or serious complaints from the buyer, the money can still be refunded to the buyer.

When the buyer buys a gig, the seller will be notified by email and to his account. As previously mentioned, sellers are required to meet their delivery time specified when creating their gigs. Failing to do so will allow the buyer to cancel the gig and will seriously affect the seller’s user ratings.  Quintup will maintain a zero tolerance policy regarding late deliver and no concessions will be available to sellers who fail to meet deadlines.

Both the buyer and the seller have the option to cancel the order by mutual agreement.   Mutual cancellations have no negative affect on rating to the buyer. Excessive cancellations, however, will negatively impact the seller’s status. The seller may force cancel an order for any reason during the order process, but this will negatively impact their rating.

Additional Features of Quintup.comTM

Featured Page

The Featured Page will be the first page seen by prospective buyers upon entering the buyer section of the website. Most of the time, this page will feature sellers who have been promoted to Stage 3, 4 and 5, which means the sellers are very professional and have sold their good or service many times. Stage 5 sellers will be featured the most times, whereas Stage 4 will be featured less frequently, and Stage 3 the least frequently. The Featured page that is linked to the home page is completely random, and will feature any type of gig. However, once the featured page is clicked from a specific category, it will feature gigs only linked to that specific category (for example “Featured Marketing” and “Featured Education”). Other users who have not reached level 3 but have extremely high user ratings will be considered for this page also.

Quick-UP PageTM

The Quick-UP PageTM will feature sellers who can deliver their service within 24 hours after the order is made. This is a separate page from “Featured” and this will also be a link on the homepage, which will link to random Quick-UP sellers, and each category will have a link to specific Quick-UP pages (for example “Quick-UP Travel”). All Quick-UP sellers must follow through with their timing pledged of 24 hours or less. Sellers who fail to do this on three separate occasions will be expelled from this category for 6 months, and will experience low user ratings.

Market, Customers and Distribution Methods

The East African Community

We intend to market our business primarily to customers located in the East African Community (EAC), an intergovernmental organization and economic region comprising five countries in East Africa: Burundi, Kenya, Rwanda, Tanzania and Uganda.   More specifically, we will target customers located in the EAC’s three largest and most developed countries: Kenya, Tanzania and Uganda.   The EAC is an integral part of the African Economic Community, an organization establishing grounds for mutual economic development among the majority of African states.  Additionally, the EAC is a potential precursor to the establishment of the East African Federation, a proposed federation of its five members into a single state. In 2010, the EAC launched its own common market for goods, labour and capital within the region, with the goal of a common currency by 2012 and full political federation in 2015.  The geographical region encompassed by the EAC covers an area of 1.8 million square kilometres, with a combined population of about 133 million (2011) and a combined gross domestic product of 79.2 billion.

According to the World Bank Africa Region Sustainable Development Unit, internet use in East Africa is still very low compared to developed countries. It is estimated that 10% of East Africans (approximately 13 million people) actively use the Internet as of 2011. Meanwhile, the Communications Commission of Kenya (CCK), assessed an estimated 14.3 million Internet users in 2011 in Kenya alone.  Most commonly, East Africans use the internet to check news, read email and for social networking.

Historically, internet speed in East Africa has been significantly lower when compared to developed countries. This has perhaps been one of the main hindrances for online growth in East Africa and was largely the result of the absence of submarine cables on the eastern side of Africa.  In 2010, the East African Submarine Cable System (EASSy) was completed to deliver direct connectivity between South Africa and East Africa.  EASSy also interconnects with multiple international submarine cable networks for diverse, seamless connectivity to the Europe, the Americas, the Middle East and Asia.  It is widely anticipated that, by eliminating the reliance on costly and unreliable Satellite based internet bandwith, the EASSy will provide the required foundation for exponential growth in East African internet usage over the next decade.

Distribution

Our core business operations will be carried completely online through Quintup.comTM.   Since Quintup’s services facilitate a link between buyers and sellers in an online marketplace, no special distribution methods or logistics are required to sell the company’s products or services. Most micro jobs services on the website are delivered digitally through the internet or phone and will not require special distribution methods.  Seller’s who wish to sell physical items, such as handicrafts, collectibles, and other types of items may collect additional charges for shipping and handling.  When a buyer buys a gig which is delivered physically, the buyer is required to provide a shipping address. The seller will be responsible for all shipping arrangements once the supplier provides the shipping address. Quintup.comTM will neither handle nor guarantee shipping or tracking of deliveries and will not assume responsibility for damaged goods.

Marketing

Social networking is one of the fastest growing industries on the planet. Websites such as Facebook and Twitter have become global brands over a short period of time. The marketing power of social media has also become essential to new and established businesses who use social media websites for advertising, public relations, and in many situations, to generate important revenue streams through online sales of products and services. We anticipate that Quintup.comTM will be heavily linked by us and by users to Facebook, Twitter, LinkedIn and other social media sites, which will help to promote our services and attract new members.

We also intend to employ various digital viral marketing tools in the promotion of our business, including the digital dissemination of video clips, interactive flash-based games (known as “advergames”), eBooks, brandable software, images, and even through text messages.

Competition and Competitive Advantage

We are a startup company seeking to operate in the East African Community with a focus on Tanzania, Uganda and Kenya.  As the Internet is a global commodity that can be used by virtually anyone at any location, Quintup will compete with established micro-jobs websites from around the world such as Fiverr.com, Dealerr.com, Uphype.com, Gighour.com, Gigbucks.com, Justafive.com and Gigme.com. Nevertheless, we believe that the language, cultural, and logistical nuances and requirements of many micro-jobs incentivize participants in micro-jobs marketplaces to conduct business with individuals in proximate cultural and geographical locations.  As a result, we believe in the inherent value of a regionally oriented micro-jobs marketplace, and we are not aware of any micro-jobs websites that focused on marketing services and tailoring content to East Africa.  By focusing our content and marketing on East Africa, we believe that we will distinguish ourselves from competitors and provide a valuable niche service to residents in that region.

Intellectual Property

We own the domain rights for the web address www.quintup.com. We also claim copyright in the contents of our business plan and common law trademark rights in the name of our business, website, and its various named elements, such as “Quintuples”, “QuintupCash”, and “Quick-UP”.  We have not registered or filed for the protection of any of our copyright or trademark rights and we do not claim any rights under patent.

Research and Development

We did not incur any significant research and development expenses during the year ended June 30, 2013.

Reports to Security Holders

We are required to file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission and our filings are available to the public over the internet at the Securities and Exchange Commission’s website at http://www.sec.gov. The public may read and copy any materials filed by us with the Securities and Exchange Commission at the Securities and Exchange Commission’s Public Reference Room at 100 F Street N.E. Washington D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-732-0330. The Securities and Exchange Commission also maintains an Internet site that contains reports, proxy and formation statements, and other information regarding issuers that file electronically with the Securities and Exchange Commission, at http://www.sec.gov.

Employees

As of June 30, 2013, we did not have any full-time or part-time employees.  Our sole director and officer works as a part-time consultant and devotes approximately 20 hours per week to our business.  We also retain consultants for the design and construction of our planned website.  In the next 12 months, we intend to retain marketing and advertising consultants on a commissioned basis to assist with growing the membership of our planned website.  If our financial position permits, as required by our business, we may enlist certain individuals on a full or part-time salaried basis to assist with marketing, advertising, administration and data management for our business.  The functions of our website will be primarily automated, and we intend to structure our operations to function with as few full-time employees as possible by outsourcing most job functions.  We do not expect our staffing requirements to exceed 24 people within the first three years of operations.

Item 1A.        Risk Factors

Risks Related to Our Business

Our auditors have issued a going concern opinion.

As at June 30, 2013, we had a working capital deficit of $22,826,  had not generated revenues and had accumulated losses of $71,831 since inception. Our auditors have issued a going concern opinion. We have not generated any revenues and no revenues are anticipated until we begin operations. Accordingly, there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital. Accordingly, we must raise cash from sources other than operations. Our only other source for cash at this time is investments by others in our company. We must raise cash to implement our business plan and begin our operations.

We require additional funding in the approximate amount of $225,000  to continue our planned operations over the next 12 months.  If we do not secure additional funding, we may not be able to develop our business and distribute our products, which will affect our ability to generate revenues and achieve profitability.

Based on our current cash position of $8,689  as at June 30, 2013, we anticipate that we will require approximately $225,000  over the next 12 months in order to develop our business.   We believe that the $8,689 on hand will allow us to sustain basic operations until December of 2013.  However, we will require the full additional $225,000 in order to satisfy our current liabilities and carry out our business plan to its completion. Our failure to raise such additional capital or generate the cash flows necessary to finance our business could force us to limit or cease our operations.   Accordingly, we will need to raise additional funds, and we may not be able to obtain additional debt or equity financing on favorable terms, if at all. If we raise additional equity financing, our stockholders may experience significant dilution of their ownership interests, and the per-share value of our common stock could decline. If we engage in debt financing, we may be required to accept terms that restrict our ability to incur additional indebtedness and force us to maintain specified liquidity or other ratios.  If we need additional capital and cannot raise it on acceptable terms, we may not be able to, among other things, distribute and market our products, which would negatively impact our business and our ability to generate revenues and achieve profitability.

We are exposed to risks associated with the ongoing financial crisis and weakening global economy, which increase the uncertainty of consumers purchasing products and/or services.

The recent severe tightening of the credit markets, turmoil in the financial markets, and weakening global economy are contributing to a decrease in spending by consumers.  If these economic conditions are prolonged or deteriorate further, the market for our products will decrease accordingly.

We expect to face significant competition in the market for online micro-jobs sites, and from social networking sites, among others.

Once our business is operational, we expect to face significant competition in all aspects of our business, and we expect such competition to increase, particularly in the market for micro-job sites.

Our industry is evolving rapidly and is becoming increasingly competitive. Larger and more established companies may focus on our market and could directly compete with us. Smaller companies, including application developers, could also launch new products and services that compete with us and that could gain market acceptance quickly. We also expect our existing competitors in the markets for hiring and marketing solutions to continue to focus on these areas. A number of these companies may have greater resources than us, which may enable them to compete more effectively. Additionally, users of social networks may choose to use, or increase their use of, those networks for micro-job related transaction purposes, which may result in those users decreasing or eliminating their use of Quintup.comTM. Companies that currently focus on social networking could also expand their focus to micro-jobs. We intend to establish alliances and relationships with some of these companies to allow broader exposure to users and access to data on the Internet. To the extent companies terminate such relationships and establish alliances and relationships with others, our business could be harmed.

We have a short operating history in a new and unproven market, which makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.

We have a short operating history in a new and unproven market that may not develop as expected, if at all. This short operating history makes it difficult to effectively assess our future prospects. Even if we are able to develop our business to the point that we have an operational website, there can be no assurances that we will be able to generate revenue or operate profitably.  You should consider our business and prospects in light of the risks and difficulties we are likely to encounter in this rapidly evolving market.

These risks and difficulties include our ability to, among other things:

•         secure registered members and member engagement;

•         avoid interruptions or disruptions in our service or slower than expected website load times;

•         earn and preserve our members’ trust with respect to their individual reputations and information;

•         responsibly use the data that our members share with us to provide solutions that make our members more successful and productive and that are critical to the hiring and marketing needs of buyers and sellers of services;

•         develop a scalable, high-performance technology infrastructure that can efficiently and reliably handle increased member usage, as well as the deployment of new features and products;

•         increase revenue from the solutions we provide;

•         process, store and use personal data in compliance with governmental regulation and other legal obligations related to privacy;

•         successfully compete with other companies that are currently in, or may in the future enter, the online micro jobs transaction space;

•         successfully expand our business throughout Africa and abroad.

If the market for micro-jobs does not develop as we expect, or if we fail to address the needs of this market, our business will be harmed. We may not be able to successfully address these risks and difficulties or others, including those described elsewhere in these risk factors. Failure to adequately address these risks and difficulties could harm our business and cause our operating results to suffer.

Our business may be adversely impacted if we are unable to attract and retain members who actively use our website.

Social media based online enterprises such as ours face inherent difficulties distinguishing between legitimate membership registrations made by users who intend to use our services, on the one hand, and frivolous, fictitious or  redundant registrations by individuals without intention to use our services. Given the challenges inherent in identifying legitimate accounts, we will not have a reliable system to accurately identify the number of actual members, and thus we will rely on the number of registered members as our measure of the size of our network. Further, we anticipate that a significant number of our members will not visit our website on a monthly basis, and a substantial majority of our page views will be generated by a minority of our members. If the number of our actual members does not meet our expectations or we are unable to increase the breadth and frequency of our visiting members, then our business may not grow as fast as we expect, which will harm our operating and financial results and may cause our stock price to decline.

If we are unable to attract, train and retain highly qualified personnel, we may not be able to develop our business as we intend.

Our success depends in large part upon our ability to attract, train, motivate and retain highly skilled and experienced employees, including technical personnel. Qualified technical employees are periodically in great demand and may be unavailable in the time frame required to satisfy our development requirements. We do not currently have available technical expertise sufficient for the requirements of our business, including the development of our website, expansion of our business could require us to employ highly skilled technical personnel.

There can be no assurance that we will be able to attract and retain sufficient numbers of skilled technical employees in the future. The loss of personnel or our inability to hire or retain sufficient personnel at competitive rates of compensation could impair our ability to develop our website and associated offerings, and could harm our business.

We may not timely and effectively scale and adapt our existing technology and network infrastructure to ensure that our website is accessible within an acceptable load time.

A key element to our ability to develop our business is the ability of our anticipated members, users (whom we define as anyone who visits our website, regardless of whether or not they are a member), buyers and sellers in all geographies to access our website within acceptable load times. We call this website performance. We may in the future experience website disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, human or software errors, capacity constraints due to an overwhelming number of users accessing our website simultaneously, and denial of service or fraud or security attacks. In some instances, we may not be able to identify the cause or causes of these website performance problems within an acceptable period of time. It may become increasingly difficult to maintain and improve our website performance, especially during peak usage times and if our solutions become more complex and our user traffic increases. If our website is unavailable when users attempt to access it or does not load as quickly as they expect, users may seek other websites to obtain the information for which they are looking, and may not return to our website as often in the future, or at all. This would negatively impact our ability to attract members and increase engagement on our website. We expect to make significant investments to maintain and improve website performance and to enable rapid releases of new features and products. To the extent that we do not effectively address capacity constraints, upgrade our systems as needed and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business and operating results may be harmed.

Our systems are also vulnerable to damage or interruption from catastrophic occurrences such as earthquakes, floods, fires, power loss, telecommunication failures, terrorist attacks and similar events. Despite any precautions we may take, the occurrence of a natural disaster or other unanticipated problems at our hosting facilities could result in lengthy interruptions in our services.

We do not carry business interruption insurance sufficient to compensate us for the potentially significant losses, including the potential harm to the future growth of our business that may result from interruptions in our service as a result of system failures.

If our security measures are compromised, or if our website is subject to attacks that degrade or deny the ability of members to access our website, members may curtail or stop use of our website.

Operating our planned micro-jobs marketplace will involve the storage and transmission of members’ and customers’ information, some of which may be private, and security breaches could expose us to a risk of loss of this information, which could result in potential liability and litigation. Like all websites, our website will be vulnerable to computer viruses, break-ins, phishing attacks, attempts to overload our servers with denial-of-service or other attacks and similar disruptions from unauthorized use of our computer systems, any of which could lead to interruptions, delays, or website shutdowns, causing loss of critical data or the unauthorized disclosure or use of personally identifiable or other confidential information. If we experience compromises to our security that result in website performance or availability problems, the complete shutdown of our website, or the loss or unauthorized disclosure of confidential information, our members may lose trust and confidence in us, and decrease the use of our website or stop using our website in its entirety. Further, outside parties may attempt to fraudulently induce employees or members to disclose sensitive information in order to gain access to our information or our members’ information. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, often are not recognized until launched against a target and may originate from less regulated and remote areas around the world, we may be unable to proactively address these techniques or to implement adequate preventative measures. Any or all of these issues could negatively impact our ability to attract new members and increase engagement by existing members, cause members to close their accounts, subject us to third-party lawsuits, regulatory fines or other action or liability, thereby harming our operating results.

If our members’ profiles are out-of-date, inaccurate or if sellers to not offer services that buyers wish to purchase, we may not be able to realize the full potential of our website, which could adversely impact the growth of our business.

If our members do not update their information or provide accurate and complete information when they join Quintup.comTM or do not advertise or solicit micro jobs that are compatible with buyers on our website, the value of our network may be negatively impacted because our value proposition as a micro jobs marketplace will be weakened. For example, buyers seeking to purchase certain services may not find members able or willing to fulfill their requirements, which could result in the erosion of member confidence in our business. Similarly, incomplete or outdated member information would diminish the ability of our marketing solutions customers to reach their target audiences and our ability to provide our customers with valuable insights. Therefore, we must provide features and products that demonstrate the value of our network to our members and motivate them to contribute additional, timely and accurate information to their profile and our network. If we fail to successfully motivate our members to do so, our business and operating results could be adversely affected.

We will process, store and use personal information and other data, which subjects us to governmental regulation and other legal obligations related to privacy, and our actual or perceived failure to comply with such obligations could harm our business.

We will receive, store and process personal information and other member data, and will enable our members to share their personal information with each other and with third parties. There are numerous federal, state and local laws around the world regarding privacy and the storing, sharing, use, processing, disclosure and protection of personal information and other member data, the scope of which are changing, subject to differing interpretations, and may be inconsistent between countries or conflict with other rules. We intend to comply with industry standards and will be subject to the terms of our privacy policies and privacy-related obligations to third parties. In particular, we intend to adopt policies and procedures that are compliant with the United Nations Guidelines Concerning Computerized Personal Data Files and the OECD Guidelines on the Protection of Privacy and Trans-border Flows of Personal Data. Those principles are:

  Notice—persons should be given notice when their data is being collected;
  Purpose and disclosure— personal information should only be used for the purpose for which it has been stated;
  Consent—the information should not be disclosed without the knowledge and consent of the person to whom it relates;
  Security—the information should be kept secure from any potential abuses;
  Access—subjects should be allowed to access their personal information and make corrections to any inaccuracies; and
  Accountability – those who collect and manage the information are in an ethico-legal relationship with the subjects for which they should be transparent and accountable.

Although we will strive to comply with all applicable laws, policies, legal obligations and industry codes of conduct relating to privacy and data protection, to the fullest extent possible, it is possible that these obligations may be interpreted and applied in new ways and/or in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices or that new regulations could be enacted. Any failure or perceived failure by us to comply with our privacy policies, our privacy-related obligations to users or other third parties, or our privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of personally identifiable information or other member data, may result in governmental enforcement actions, litigation or public statements against us by consumer advocacy groups or others and could cause our members and customers to lose trust in us, which could have an adverse effect on our business. Additionally, if third parties we work with, such as customers, vendors or developers, violate applicable laws or our policies, such violations may also put our members’ information at risk and could in turn have an adverse effect on our business.

Our business is subject to a variety of U.S. and foreign laws, many of which are unsettled and still developing and which could subject us to claims or otherwise harm our business.

We are subject to a variety of laws in the United States and Kenya, including laws regarding data retention, privacy and consumer protection, that are continuously evolving and developing. The scope and interpretation of the laws that are or may be applicable to us are often uncertain and may be conflicting, particularly laws outside the United States. For example, laws relating to the liability of providers of online services for activities of their users and other third parties are currently being tested by a number of claims, including actions based on invasion of privacy and other torts, unfair competition, copyright and trademark infringement, and other theories based on the nature and content of the materials searched, the ads posted, or the content provided by users. In addition, regulatory authorities around the world are considering a number of legislative and regulatory proposals concerning privacy and data protection and other matters that may be applicable to our business. It is also likely that as our business grows and evolves and our solutions are used in a greater number of countries, we will become subject to laws and regulations in additional jurisdictions. It is difficult to predict how existing laws will be applied to our business and the new laws to which we may become subject.

If we are not able to comply with these laws or regulations or if we become liable under these laws or regulations, we could be directly harmed, and we may be forced to implement new measures to reduce our exposure to this liability. This may require us to expend substantial resources or to discontinue certain solutions, which would negatively affect our business, financial condition and results of operations. In addition, the increased attention focused upon liability issues as a result of lawsuits and legislative proposals could harm our reputation or otherwise impact the growth of our business. Any costs incurred as a result of this potential liability could harm our business and operating results.

Our business depends on a strong brand, and any failure to establish, maintain, protect and enhance our brand would hurt our ability to establish, retain or expand our base of members or our ability to increase their level of engagement.

We believe that establishing a strong brand will contribute significantly to the success of our business. Our brand will be predicated on the idea that individual buyers and sellers of micro jobs will find significant value in conducting transactions, and building and maintaining their reputations on our platform. If our members or potential members determine that they can use other platforms, such as social networks or competitive micro-job sites, for the same purposes as or as a replacement for Quintup.comTM, or our brand and our business could be harmed.

Failure to protect or enforce our intellectual property rights could harm our business and operating results.

We regard the protection of our copyrights, trademarks, trade dress, and domain names as critical to our success. In particular, we must maintain, protect and enhance the “Quintup.com” brand. We will strive to protect our intellectual property rights by relying on federal, state and common law rights, as well as contractual restrictions. We will enter into confidentiality and invention assignment agreements with our employees and contractors, and confidentiality agreements with parties with whom we conduct business in order to limit access to, and disclosure and use of, our proprietary information. However, these contractual arrangements and the other steps to protect our intellectual property may not prevent the misappropriation of our proprietary information or deter independent development of similar services by others.

Litigation may be necessary to enforce or protect our intellectual property rights, or to determine the validity and scope of proprietary rights claimed by others. Any litigation of this nature, regardless of outcome or merit, could result in substantial costs and diversion of management and technical resources, any of which could adversely affect our business and operating results. We may incur significant costs in enforcing our trademarks against those who attempt to imitate our “Quintup” brand. If we fail to maintain, protect and enhance our intellectual property rights, our business and operating results may be harmed and the market price of our common stock could decline.

We may in the future be subject to legal proceedings and litigation, including intellectual property and privacy disputes, which are costly to defend and could harm our business and operating results.

The vast majority of internet based companies become subject to occasional lawsuits in the normal course of business. Litigation in general is often expensive and disruptive to normal business operations. We may face in the future, allegations and lawsuits that we have infringed the intellectual property and other rights of third parties, including patents, privacy, trademarks, copyrights and other rights. Litigation, and particularly the patent infringement actions that we may face, may be protracted and expensive, and the results are difficult to predict. Adverse outcomes may result in significant settlement costs or judgments, require us to modify our products and features while we develop non-infringing substitutes or require us to stop offering certain features.

The occurrence, frequency or results of litigation or claims cannot be predicted with accuracy at this early stage of our development, we do not currently believe that litigation will have a material adverse effect on our business. However, there can be no assurance that our expectations will prove correct, and in the event that any future matters are not resolved in our favor or without significant cash settlements, these matters, and the time and resources necessary to litigate or, resolve them, could harm our business, our operating results, our reputation or the market price of our common stock.

Many individuals are using devices other than personal computers to access the Internet. If users of these devices do not widely adopt solutions we develop for these devices, our business could be adversely affected.

The number of people who access the Internet through devices other than personal computers, including mobile telephones, personal digital assistants, smart phones and handheld tablets or computers, has increased dramatically in the past few years and is projected to continue to increase. This is especially the case in East Africa, where cellular mobile data access has significantly outpaced internet access.  If we are unable to develop mobile solutions to meet the needs of our users, our business could suffer. Additionally, as new devices and new platforms are continually being released, it is difficult to predict the problems we may encounter in developing versions of our solutions for use on these alternative devices, and we may need to devote significant resources to the creation, support, and maintenance of such devices.

If Internet search engines’ methodologies are modified or our search result page rankings decline for other reasons, our member engagement could decline.

We will depend in part on various Internet search engines, such as Google, Bing and Yahoo!, to direct a significant amount of traffic to our website. Therefore our ability to maintain the number of visitors directed to our website will not be entirely within our control. Our competitors’ search engine optimization, or SEO, efforts may result in their websites receiving a higher search result page ranking than ours, or Internet search engines could revise their methodologies in an attempt to improve their search results, which could adversely affect the placement of our search result page ranking. If search engine companies modify their search algorithms in ways that are detrimental to our new user growth or in ways that make it harder for our members to use our website, or if our competitors’ SEO efforts are more successful than ours, overall growth in our member base could slow, member engagement could decrease, and we could lose existing members. These modifications may be prompted by search engine companies entering the micro-jobs market or aligning with competitors. We anticipate that our website will experience fluctuations in search result rankings and any resulting reduction in the number of users directed to our website would harm our business and operating results.

Our growth depends in part on the success of our strategic relationships with third parties.

We anticipate that we will depend on relationships with various third parties, including technology and content providers to grow our business. Identifying, negotiating and documenting relationships with third parties requires significant time and resources, as does integrating third-party content and technology. We anticipate that our agreements with technology and content providers and similar third parties will typically be non-exclusive and do not prohibit them from working with our competitors or from offering competing services. Our competitors may be effective in providing incentives to these parties to favor their solutions or may prevent us from developing strategic relationships with these parties. In addition, these third parties may not perform as expected under our agreements with them, and we have had, and may in the future have, disagreements or disputes with these parties, which could negatively affect our brand and reputation. It is possible that these third parties may not be able to devote the resources we expect to the relationship. If we are unsuccessful in establishing or maintaining our relationships with these third parties, our ability to compete in the marketplace or to grow our revenue could be impaired, and our operating results would suffer. Even if we are successful, these relationships may not result in improved operating results.

If currency exchange rates fluctuate substantially in the future, the results of our operations, which are reported in U.S. dollars, could be adversely affected.

As we continue to expand our international operations, we become more exposed to the effects of fluctuations in currency exchange rates. We will incur expenses for employee compensation and other operating expenses at our non-U.S. locations, namely in Kenya, in the local currency, and we expect that the majority of our revenue will be from customers who pay us in currencies other than the U.S. dollar. Fluctuations in the exchange rates between the U.S. dollar and those other currencies could result in the dollar equivalent of such expenses being higher and/or the dollar equivalent of such foreign-denominated revenue being lower than would be the case if exchange rates were stable. This has resulted in losses on foreign currency exchange in the past and could have a negative impact on our reported operating results.

In the future, we may engage in hedging strategies, such as forward contracts, options or foreign exchange swaps related to transaction exposures. However, there can be no assurance that any strategies we implement to mitigate this risk will eliminate our exposure to foreign exchange fluctuations. Additionally, hedging programs expose us to risks that could adversely affect our operating results, including the following:

•         We have no experience in implementing or operating hedging programs. Hedging programs are inherently risky and we could lose money as a result of poor trades.

•         We may be unable to acquire foreign exchange hedging instruments in some of the geographic areas where we do business, or, where these derivatives are available, we may not be able to acquire enough of them to fully offset our exposure.

•         We may determine that the cost of acquiring a foreign exchange hedging instrument outweighs the benefit we expect to derive from the derivative, in which case we would not purchase the derivative and be exposed to unfavorable changes in currency exchange rates.

The intended tax benefits of our corporate structure and intercompany arrangements depend on the application of the tax laws of various jurisdictions and on how we operate our business.

Our corporate structure and intercompany arrangements, including the manner in which we develop and use our intellectual property and the transfer pricing of our intercompany transactions, are intended to reduce our worldwide effective tax rate. The application of the tax laws of various jurisdictions, including the United States, to our international business activities is subject to interpretation and depends on our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for valuing developed technology or intercompany arrangements, or determine that the manner in which we operate our business does not achieve the intended tax consequences, which could increase our overall effective tax rate and harm our financial position and results of operations.

We may require additional capital to support business growth, and this capital might not be available on acceptable terms, if at all.

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new features and products or enhance our existing solutions, improve our operating infrastructure or acquire complementary businesses and technologies. Accordingly, we intend to engage in equity or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing we secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business may be harmed.

We may indemnify our directors and officers against liability to us and our stockholders, and such indemnification could increase our operating costs.

Our Bylaws allow us to indemnify our directors and officers against claims associated with carrying out the duties of their offices. Our Bylaws also allow us to reimburse them for the costs of certain legal defenses. Insofar as indemnification for liabilities arising under the Securities Act of 1933, as amended (the “Securities Act”), may be permitted to our directors, officers or control persons, we have been advised by the Securities and Exchange Commission that such indemnification is against public policy and is therefore unenforceable.

Since our officers and directors are aware that they may be indemnified for carrying out the duties of their offices, they may be less motivated to meet the standards required by law to properly carry out such duties, which could increase our operating costs. Further, if our officers and directors file a claim against us for indemnification, the associated expenses could also increase our operating costs.

Risks Related to the Ownership of Our Stock

We are an “emerging growth company” under the JOBS Act of 2012, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”), and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We will remain an “emerging growth company” for up to five years, although we will lose that status sooner if our revenues exceed $1 billion, if we issue more than $1 billion in non-convertible debt in a three year period, or if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30.

Because we have elected to use the extended transition period for complying with new or revised accounting standards for an “emerging growth company” our financial statements may not be comparable to companies that comply with public company effective dates.

We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the Jumpstart Our Business (JOBS)Act.  This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies.  As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.  Consequently, our financial statements may not be comparable to companies that comply with public company effective dates.  Because our financial statements may not be comparable to companies that comply with public company effective dates, investors may have difficulty evaluating or comparing our business, performance or prospects in comparison to other public companies, which may have a negative impact on the value and liquidity of our common stock.

The continued sale of our equity securities will dilute the ownership percentage of our existing stockholders and may decrease the market price for our common stock.

Given our lack of revenues, our current cash position (approximately $8,869 as at June 30, 2013) and the doubtful prospect that we will earn significant revenues in the next several years, we will require additional financing of approximately $211,000for the next 12 months, which will require us to issue additional equity securities. We expect to continue our efforts to acquire financing to fund our planned development and expansion activities, which will result in dilution to our existing stockholders. In short, our continued need to sell equity will result in reduced percentage ownership interests for all of our investors, which may decrease the market price for our common stock.

We do not intend to pay dividends and there will thus be fewer ways in which you are able to make a gain on your investment.

We have never paid dividends and do not intend to pay any dividends for the foreseeable future. To the extent that we may require additional funding currently not provided for in our financing plan, our funding sources may prohibit the declaration of dividends. Because we do not intend to pay dividends, any gain on your investment will need to result from an appreciation in the price of our common stock. There will therefore be fewer ways in which you are able to make a gain on your investment.

Because the Securities and Exchange Commission imposes additional sales practice requirements on brokers who deal in shares of penny stocks, some brokers may be unwilling to trade our securities. This means that you may have difficulty reselling your shares, which may cause the value of your investment to decline.

Our shares are classified as penny stocks and are covered by Section 15(g) of the Securities Exchange Act of 1934 (the “Exchange Act”) which imposes additional sales practice requirements on brokers-dealers who sell our securities in this offering or in the aftermarket.  For sales of our securities, broker-dealers must make a special suitability determination and receive a written agreement prior from you to making a sale on your behalf.  Because of the imposition of the foregoing additional sales practices, it is possible that broker-dealers will not want to make a market in our common stock.  This could prevent you from reselling your shares and may cause the value of your investment to decline.

Financial Industry Regulatory Authority (FINRA) sales practice requirements may limit your ability to buy and sell our common stock, which could depress the price of our shares.

FINRA rules require broker-dealers to have reasonable grounds for believing that an investment is suitable for a customer before recommending that investment to the customer.  Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status and investment objectives, among other things.  Under interpretations of these rules, FINRA believes that there is a high probability such speculative low-priced securities will not be suitable for at least some customers.  Thus, FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our shares, have an adverse effect on the market for our shares, and thereby depress our share price.

Our security holders may face significant restrictions on the resale of our securities due to state “blue sky” laws.

Each state has its own securities laws, often called “blue sky” laws, which (i) limit sales of securities to a state’s residents unless the securities are registered in that state or qualify for an exemption from registration, and (ii) govern the reporting requirements for broker-dealers doing business directly or indirectly in the state.  Before a security is sold in a state, there must be a registration in place to cover the transaction, or the transaction must be exempt from registration. The applicable broker must be registered in that state.

We do not know whether our securities will be registered or exempt from registration under the laws of any state. A determination regarding registration will be made by those broker-dealers, if any, who agree to serve as the market-makers for our common stock.  There may be significant state blue sky law restrictions on the ability of investors to sell, and on purchasers to buy, our securities.  You should therefore consider the resale market for our common stock to be limited, as you may be unable to resell your shares without the significant expense of state registration or qualification.

Item 1B.        Unresolved Staff Comments

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2.           Properties

Our registered business address for correspondence in Kenya is KSC House, Mama Ngina Street 11th Floor, P.O. Box 30251-00100, Nairobi, Kenya; Telephone number (254) 73-3817923.   We do not currently require or maintain a dedicated physical office space.  We anticipate that we will establish a physical office for our day to day operations during the 12 months beginning August, 2012.

Item 3.           Legal Proceedings

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company.

Item 4.           Mine Safety Disclosures

Not applicable.

PART II

Item 5.           Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is currently quoted on the OTC Bulletin Board. Our common stock has been quoted on the OTC Bulletin Board since April 12, 2013 under the symbol “QUOR”.

OTC Bulletin Board securities are not listed and traded on the floor of an organized national or regional stock exchange. Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers. OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a national or regional stock exchange.

Our shares did not begin trading until September 5, 2013.

Our common shares are issued in registered form. Globex Transfer, LLC, 780 Deltona Blvd., Suite 202, Deltona, FL 32725 Telephone: 813-344-4490; Facsimile: 386-267-3124, is the registrar and transfer agent for our common shares.

Holders

As of September 26, 2013, there were 49  holders of record of our common stock. As of such date, 60,836,664  shares of our common stock were issued and outstanding.

Dividend Policy

To date, we have not paid dividends on shares of our common stock and we do not expect to declare or pay dividends on shares of our common stock in the foreseeable future.  The payment of any dividends will depend upon our future earnings, if any, our financial condition, and other factors deemed relevant by our board of directors.

Equity Compensation Plan Information

We do not have any equity compensation plans.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended June 30, 2013.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended June 30, 2013.

Item 6.           Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this annual report.  The discussions of results, causes and trends should not be construed to imply any conclusion that these results or trends will necessarily continue into the future.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Results of Operations for our Years Ended June 30, 2013 and 2012

Our net loss for the years ended June 30, 2013 and 2012, and the period from November 23, 2011 (inception) to June 30, 2013 are summarized as follows:

		Year ended June 30, 2013		Year ended June 30, 2012	Period From November 23, 2011 (Inception) to June 30, 2013
Bank charges		$346		$133	$479
Foreign exchange (gain) loss		$459		$(179)	$280
General and administrative	$	Nil		$2,200	$2,200
Professional fees		$35,053		$4,016	$39,069
Consulting fees		$17,500	$	Nil	$17,500
Transfer agent and filing fees		$11,217		$1,086	$12,303
Net loss		$(64,575)		$(7,256)	$(71,831)

General and Administrative

In the year ended June 30, 2013, we incurred net loss of $64,575 compared to $7,256 in the year ended June 30, 2012.  From November 23, 2011 (inception date) to June 30, 2013, we incurred a net loss of $71,831. Our net loss increased $57,319 from June 30, 2012 to June 30, 2013 primarily as a result of an increase in professional fees, consulting fees and transfer agent and filing fees.

Revenue

We have not earned any revenues since our inception.

Liquidity and Financial Condition

Working Capital

	At June 30, 2013	At June 30, 2012
Current assets	$8,689	$45,123
Current liabilities	$31,515	$3,374
Working capital (deficit)	$(22,826)	$41,749

Our total current assets as of June 30, 2013 were $8,689 as compared to total current assets of $45,123 as of June 30, 2012. The decrease was due to depletion of our cash reserves during fiscal 2013 as a result of increased operating expenditures. Our total current liabilities as of June 30, 2013 were $31,515 as compared to total current liabilities of $3,374 as of June 30, 2012. The increase of $34,889 in current liabilities was attributed to an increase in our accounts payable and accrued liabilities and related party payables.

Cash Flows

		Years Ended
		June 30,		June 30,
		2013		2012
Cash flows used in operating activities		$(36,434)		$(1,953)
Cash flows provided by (used in) investing activities	$	Nil	$	Nil
Cash flows provided by financing activities	$	Nil		$49,005
Net increase (decrease) in cash during the year		$(36,434)		$47,052

Operating Activities

Cash used by operating activities increased $34,481 from $1,953 to $36,434 due to the operating expenses and changes in operating assets and liabilities.

Investing Activities

We did not have any investing activities during the years ended June 30, 2013 and 2012.

Financing Activities

During the year ended June 30, 2013, our company received $Nil from financing activities compared with $49,005 during the year ended June 30, 2012.

Plan of Operation

We anticipate that we will meet our ongoing cash requirements through equity or debt financing.  We estimate that our expenses over the next 12 months (beginning July 2013) will be approximately $211,000 as described in the table below.  These estimates may change significantly depending on the nature of our future business activities and our ability to raise capital from shareholders or other sources.

Description	Estimated Completion Date	Estimated Expenses ($)
Legal and accounting fees	12 months	70,000
Website Development and Beta Testing	12 months	15,000
Technology Acquisition (Server and related equipment)	12 months	15,000
Marketing and advertising	12 months	10,000
Investor relations and capital raising	12 months	10,000
Management fees(1)	12 months	10,000
Salaries and consulting fees(2)	12 months	36,000
General and administrative expenses(3)	12 months	45,000
Total		$211,000

(1)     Management fees will consist of remuneration payable to any manager engaged to oversee the day to day operation of our business.

(2)     Salaries will be paid to future employees or consultants retained to assist our company with its sales and marketing efforts. Consultants may also be retained to contribute special expertise not possessed by the sole officer and director of our company.

(3)     General and administrative expenses are the costs which we will incur sustaining our day to day business. These include such costs as rent, phone, utilities, insurance, business licenses and incidental expenses.

We intend to meet our cash requirements for the next 12 months through a combination of debt financing and equity financing by way of private placements.  We currently do not have any arrangements in place to complete any private placement financings and there is no assurance that we will be successful in completing any such financings on terms that will be acceptable to us.

Based on our cash position, of $8,689 as at the date of June 30, 2013, in order to achieve our cash requirement of $211,000, we must raise $202,311.  If we are not able to raise the full $202,311 to implement our business plan as anticipated, we will scale our business development in line with available capital.  Our primary priority will be to retain our reporting status with the Securities and Exchange Commission which means that we will first ensure that we have sufficient capital to cover our legal and accounting expenses.  Once these costs are accounted for, in accordance with how much financing we are able to secure, we will focus on the development of our website and technological infrastructure, and the marketing and advertising of our services.  We will likely not expend funds on the remainder of our planned activities unless we have the required capital.

We anticipate that our website will be operational by March of 2014 where we would have completed both alpha and beta testing using various transaction simulations.  Thereafter, we will conduct beta testing of our website by a limited group of users.  We expect that beta testing will be complete by November 2013.  Also beginning in January of 2014, we intend to retain commissioned sales and marketing consultants to recruit a membership base for our services in preparation of a public unveiling and launch in March 2014.  We have not yet hired any commissioned sales people.  Each of the aforementioned time estimates is subject to the availability of financing to carry out our plan of operations.

If we are able to raise the required funds to fully implement our business plan, we plan to implement the below business actions in the order provided below. If we are not able to raise all required funds, we will prioritize our corporate activities as chronologically laid out below because the activity which needs to be undertaken in the initial months is prerequisite for future operations.  We anticipate that the implementation of our business will occur as follows:

October 2013 to February 2014

•         Complete the beta version of the website.

•         Begin testing the functionalities of the website.

•            Design marketing materials

•         Hire local sales and marketing representative to assist in getting the service known to the local markets and to have people begin offering their products and services.

•         Complete the beta testing of the website and correct any deficiencies and any debugging.

March 2014 to September 2014

•         If initial testing is successful, begin marketing to the mass market.

•         Hire additional sales and marketing sales representatives.

•            Obtain larger offices.

•            Hire in house technical personnel to handle the daily maintenance of the website.

•            Purchase server equipment.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

The accompanying financial statements have been prepared assuming that our company will continue as a going concern. As shown in the accompanying financial statements, our company incurred losses of $710,831 since its inception and has not yet produced revenues from operations. These factors raise substantial doubt about our company’s ability to continue as a going concern.

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

The ability of our company to continue as a going concern is dependent upon our company’s ability to attain a satisfactory level of profitability and obtain suitable and adequate financing. There can be no assurance that management’s plan will be successful

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon the accompanying consolidated financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America and are expressed in United States Dollars.  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses.  These estimates and assumptions are affected by management’s application of accounting policies.  We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financial statements.

Basis of Presentation

These consolidated financial statements of our company have been prepared in accordance with generally accepted accounting principles in the United States and are expressed in United States dollars. Our company’s fiscal year end is June 30.

Principal of Consolidation

The consolidated financial statements include the accounts of Quorum Corp. and its 100% owned subsidiary, Chiswick Holdings Limited, a company incorporated in Kenya.  All significant intercompany balances and transactions have been eliminated upon consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Our company regularly evaluates estimates and assumptions related to deferred income tax asset valuation allowances. Our company bases our estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by our company may differ materially and adversely from our company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Cash and Cash Equivalents

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

Earnings (Loss) Per Share

Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. At June 30, 2013, our company has no potentially dilutive securities outstanding and accordingly, basic loss and diluted loss per share are the same.

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

Item 7A.        Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8.           Financial Statements and Supplementary Data

Quorum Corp.

(A Development Stage Company)

June 30, 2013

                                                                                                                                                                                                      Index

Report of Independent Registered Public Accounting Firm ............................................................................................... F–1

Consolidated Balance Sheets.................................................................................................................................................. F–2

Consolidated Statements of Operations................................................................................................................................ F–3

Consolidated Statements of Stockholders Equity................................................................................................................ F–4

Consolidated Statements of Cash Flows............................................................................................................................... F–5

Notes to the Consolidated Financial Statements.................................................................................................................. F–6

PLS CPA, A PROFESSIONAL CORP.

t 4725 MERCURY STREET #210 t  SAN DIEGO t  CALIFORNIA 92111t

t TELEPHONE (858)722-5953 t  FAX (858) 761-0341 t  FAX (858) 433-2979

t E-MAIL changgpark@gmail.com  t

______________________________________________________________________________________________________________

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Quorum Corp.

(A Development Stage Company)

We have audited the accompanying balance sheet of Quorum Corp. (A Development Stage “Company”) as of June 30, 2013 and 2012 and the related statements of operations, changes in shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Quorum Corp. as of June 30, 2013 and 2012, and the result of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PLS CPA

____________________

PLS CPA, A Professional Corp.

September 30, 2013

San Diego, CA. 92111

Registered with the Public Company Accounting Oversight Board

Quorum Corp.

(A Development Stage Company)

Consolidated Balance Sheets

(Expressed in US Dollars)

	June 30,	June 30,
	2013	2012

ASSETS

Current Assets

Cash	$ 8,689	$ 45,123

Total Assets	$ 8,689	$ 45,123

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current Liabilities

Accounts payable and accrued liabilities	$ 7,323	$ 3,150
Related party payables (Note 3)	24,192	224

Total Liabilities	31,515	3,374

Stockholders’ (Deficit) Equity

Preferred stock, 100,000,000 shares authorized, $0.00001 par value; no shares issued and outstanding	–	–

Common stock, 100,000,000 shares authorized, $0.00001 par value; 60,836,664 shares issued and outstanding	608	608

Additional paid-in capital	48,397	48,397

Deficit accumulated during the development stage	(71,831)	(7,256)

Total Stockholders’ (Deficit) Equity	(22,826)	41,749

Total Liabilities and Stockholders’ (Deficit) Equity	$ 8,689	$ 45,123

(The accompanying notes are an integral part of these consolidated financial statements)

Quorum Corp.

(A Development Stage Company)

Consolidated Statements of Operations

(Expressed in US Dollars)

	For the Year Ended June 30, 2013	For the Period From November 23, 2011 (Date of Inception) to June 30, 2012	For the Period From November 23, 2011 (Date of Inception) to June 30, 2013
Expenses

Bank charges	$ 346	$ 133	$ 479
Foreign exchange loss (gain)	459	(179)	280
General and administrative	–	2,200	2,200
Professional fees	35,053	4,016	39,069
Consulting fees	17,500	–	17,500
Transfer agent and filing fees	11,217	1,086	12,303

Total Expenses	64,575	7,256	71,831

Net Loss	$ (64,575)	$ (7,256)	$ (71,831)

Net Loss Per Share – Basic and Diluted	$ (0.00)	$ (0.00)

Weighted Average Shares Outstanding	60,836,664	51,949,000

(The accompanying notes are an integral part of these consolidated financial statements)

Quorum Corp.

(A Development Stage Company)

Consolidated Statement of Stockholders’ Equity

From the Period from November 23, 2011 (Inception) to June 30, 2013

(Expressed in US Dollars)

				Deficit Accumulated
			Additional	During the
	Common		Paid-in	Development
	Stock	Amount	Capital	Stage	Total

Balance – November 23, 2011 (Date of Inception)	–	$ –	$ –	$ –	$ –

Issuance of common stock at $0.0002 per share	32,500,000	325	6,175	–	6,500

Issuance of common stock at $0.0015 per share	28,336,664	283	42,222	–	42,505

Net loss for the period	–	–	–	(7,256)	(7,256)

Balance – June 30, 2012	60,836,664	$ 608	$ 48,397	$ (7,256)	$ 41,749

Net loss for the year	–	–	–	(64,575)	(64,575)

Balance – June 30, 2013	60,836,664	$ 608	$ 48,397	$ (71,831)	$ (22,826)

(The accompanying notes are an integral part of these consolidated financial statements)

Quorum Corp.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Expressed in US Dollars)

	For the Year Ended June 30, 2013	For the Period From November 23, 2011 (Date of Inception) to June 30, 2012	For the Period From November 23, 2011 (Date of Inception) to June 30, 2013

Cash Flows from Operating Activities

Net loss	$ (64,575)	$ (2,178)	$ (71,831)

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	4,173	–	7,323
Related party payables	23,968	225	24,192

Net Cash Used In Operating Activities	(36,434)	(1,953)	(40,316)

Cash Flows from Financing Activities

Proceeds from issue of common stock	–	49,005	49,005

Net Cash Provided by Financing Activities	–	49,005	49,005

(Decrease) Increase in Cash	(36,434)	47,052	8,689

Cash - Beginning of Period	45,123	–	–

Cash - End of Period	$ 8,689	$ 47,052	$ 8,689

Supplementary Information:
Interest paid	$ –	$ –	$ –
Income taxes paid	$ –	$ –	$ –

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

These consolidated financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. For the period from inception on November 23, 2011 through June 30, 2013, the Company has incurred accumulated losses totalling $71,831. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

f)      Earnings (Loss) Per Share

Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. At June 30, 2013, the Company has no potentially dilutive securities outstanding and accordingly, basic loss and diluted loss per share are the same.

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

3.     Related Party Transactions

a)     As of June 30, 2013, the Company owes the sole director of the Company $24,192 (2012 - $224) for administrative expenditures paid on behalf of the Company.  The amount owed is unsecured, non-interest bearing, and has no specified repayment terms.

b)     On December 1, 2012, the Company entered into a consulting agreement with the sole director of the Company. Pursuant to the agreement, the director will provide consulting services for the Company from December 1, 2012 to November 30, 2013 for consideration of $2,500 per month. During the year ended June 30, 2013, the Company paid consulting fees of $17,500 (2012 – $nil) to the director.

Quorum Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)

4.     Stockholders’ Equity

The Company’s authorized capital consists of 100,000,000 shares of common stock with a par value of $0.00001 per share and 100,000,000 shares of preferred stock with a par value of $0.00001 per share.

On November 23, 2011, 32,500,000 shares of common stock were issued to the sole director of the Company at $0.0002 per share for proceeds of $6,500.

On January 31, 2012, 28,336,664 shares of common stock were issued at $0.0015 per share for proceeds of $42,505.

5.     Income Taxes

The Company is subject to United States federal and state income taxes at an approximate rate of 35%. The reconciliation of the provision for income taxes at the United States federal and state statutory rate compared to the Company’s income tax expense as reported is as follows:

	June 30, 2013	June 30, 2012

Income tax benefit computed at the statutory rate	$ 22,601	$ 2,540
Change in valuation allowance	(22,601)	(2,540)

Provision for income taxes	$ –	$ –

Significant components of the Company’s deferred tax assets and liabilities as at June 30, 2013 and 2012 after applying enacted corporate income tax rates, are as follows:

	June 30, 2013	June 30, 2012
Deferred income tax assets
Net operating losses	$ 25,141	$ 2,540
Valuation allowance	(25,141)	(2,540)

Net deferred income tax assets	$ –	$ –

The Company has net operating loss carryforwards of $71,831 which expire commencing in 2032.

6.     Subsequent Events

Management has reviewed and evaluated subsequent events through the date on which the current financial statements were issued.

Item 9.           Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods.

Item 9A.        Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including our president (our principal executive officer, principal financial officer and principal accounting officer). We carried out an evaluation, under the supervision and with the participation of our management, including our president (our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2013. Based upon the evaluation of our disclosure controls and procedures as of the June 30, 2013, our president (our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and our receipts and expenditures of are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The material weakness relates to the lack of segregation of duties in our financial reporting process and our utilization of outside third party consultants. We do not have a separately designated audit committee. This weakness is due to our lack of sufficient working capital to hire additional staff. To remedy this material weakness, we intend to engage an internal accounting staff to assist with financial reporting as soon as our finances will allow.

Changes in Internal Control

During the period covered by this report, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.        Other Information

None.

PART III

Item 10.         Directors, Executive Officers and Corporate Governance

Our directors will serve in that capacity until our next annual shareholder meeting or until their successors are elected and qualified.  Officers hold their positions at the will of our board of directors.  There are no arrangements, agreements or understandings between non-management security holders and management under which non-management security holders may directly or indirectly participate in or influence the management of our affairs.

Name	Position Held with our Company	Age	Date First Elected or Appointed
Yasmeen Savji	President, Treasurer, Secretary and Director	65	November 23, 2011

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Yasmeen Savji – President, Secretary, Treasurer and Director

Yasmeen Savji has acted as our president, secretary, treasurer and director since November 23, 2011. Ms. Savji completed her professional training at the Kenya Polytechnic College in Nairobi where she was awarded a Royal Certificate of Arts in 1996.  From 1968 to 1972 Ms. Savji worked as a sales assistant with the former East African Airways, before joining Commercial Bank of Africa, Mombasa, where she worked as an administrative assistant in the Credit Department and she served as the personal assistant to the manager for the coast region from 1974 to 1980.

She left Mombasa in 1980 to move to Nairobi, were, since August, 1980, she has worked with the Kenya Charity Sweepstake organization. Created by act of parliament in 1966, the Kenya Charity Sweepstake is a leading charitable organization in Kenya. The organization’s mandate is to raise funds in order to assist the Kenyan government t to overcome barriers to national development, namely poverty, illiteracy and disease. The organization raises funds through the sale of instant win scratch tickets which are sold countrywide by agents and post offices on commission basis. Having occupied various administrative positions with the Kenya Charity Sweepstake, Ms. Savji has served as executive assistant of the managing director of the organization from 1980 to 2010 and as executive officer with the K.C.S. Registered Trust since 2011.  K.C.S. Registered Trust is the charitable arm of Kenya Charity Sweepstake.  Her responsibilities as executive officer include managing day to day operations of the Trust, evaluating applications for charitable assistance, and providing recommendations to the Trustees regarding charitable awards.

Additionally, since August, 2000, Ms. Savji has acted as a director of Telecommunications Supply Line Ltd., an information technology consulting firm based in Nairobi, Kenya.

Other Directorships

None of our directors hold any other directorships in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940.

Our officers and directors or any affiliates of our company have not been previously involved in the management or ownership of have not acted as a promoter or in which they have a controlling interest in any other previous registration statement of companies.  Therefore, there are no companies that are viable or dormant and which businesses have been modified and restated from that described in their offering documents, and the sole officer and director have no connection to companies that are still actively reporting with the United States Securities and Exchange Commission.

Board of Directors and Director Nominees

Since our board of directors does not include a majority of independent directors, the decisions of the board regarding director nominees are made by persons who have an interest in the outcome of the determination.  The board will consider candidates for directors proposed by security holders, although no formal procedures for submitting candidates have been adopted.  Unless otherwise determined, at any time not less than 90 days prior to the next annual board meeting at which the slate of director nominees is adopted, the board will accept written submissions from proposed nominees that include the name, address and telephone number of the proposed nominee; a brief statement of the nominee’s qualifications to serve as a director; and a statement as to why the security holder submitting the proposed nominee believes that the nomination would be in the best interests of our security holders.  If the proposed nominee is not the same person as the security holder submitting the name of the nominee, a letter from the nominee agreeing to the submission of his or her name for consideration should be provided at the time of submission.  The letter should be accompanied by a résumé supporting the nominee's qualifications to serve on the board, as well as a list of references.

The board identifies director nominees through a combination of referrals from different people, including management, existing board members and security holders.  Once a candidate has been identified, the board reviews the individual's experience and background and may discuss the proposed nominee with the source of the recommendation.  If the board believes it to be appropriate, board members may meet with the proposed nominee before making a final determination whether to include the proposed nominee as a member of the slate of director nominees submitted to security holders for election to the board.

Some of the factors which the board considers when evaluating proposed nominees include their knowledge of and experience in business matters, finance, capital markets and mergers and acquisitions.  The board may request additional information from each candidate prior to reaching a determination.  The board is under no obligation to formally respond to all recommendations, although as a matter of practice, it will endeavor to do so.

Conflicts of Interest

Our directors are not obligated to commit their full time and attention to our business and, accordingly, they may encounter a conflict of interest in allocating time between our operations and those of other businesses.  In the course of their other business activities, they may become aware of investment and business opportunities which may be appropriate for presentation to us as well as other entities to which they owe a fiduciary duty.  As a result, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented.  They may also in the future become affiliated with entities, engaged in business activities similar to those we intend to conduct.  In general, officers and directors of a corporation are required to present business opportunities to a corporation if:

  the corporation could financially undertake the opportunity;
  the opportunity is within the corporation’s line of business; and
  it would be unfair to the corporation and its stockholders not to bring the opportunity to the attention of the corporation.

We plan to adopt a code of ethics that obligates our directors, officers and employees to disclose potential conflicts of interest and prohibits those persons from engaging in such transactions without our consent.

Significant Employees

There are no individuals other than our executive officers who make a significant contribution to our business.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

1.       been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

2.       had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

3.       been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

4.       been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.       been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.       been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26)), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29)), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Our common stock is not registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, our officers, directors, and principal stockholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

Family Relationships

There are no family relationships among our officers, directors, or persons nominated for such positions.

Code of Ethics

We have not adopted a code of ethics that applies to our officers, directors and employees.  When we do adopt a code of ethics, we will disclose it in a Current Report on Form 8-K.

Audit Committee and Audit Committee Financial Expert

We do not currently have an audit committee or a committee performing similar functions. The board of directors as a whole participates in the review of financial statements and disclosure.

Our board of directors has determined that it does not have a member of its audit committee that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K, and is “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the sole member of our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date. In addition, we currently do not have nominating, compensation or audit committees or committees performing similar functions nor do we have a written nominating, compensation or audit committee charter. Our sole director does not believe that it is necessary to have such committees because believes the functions of such committees can be adequately performed by the sole member of our board of directors.

Item 11.         Executive Compensation

The particulars of the compensation paid to the following persons:

(a)     our principal executive officer;

(b)     each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended June 30, 2013 and 2012; and

(c)     up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended June 30, 2013 and 2012;

who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE(1)
Name and Principal Position	Year	Salary ($)	All Other Compensation ($)	Total ($)
Yasmeen Savji(2) President, Secretary, Treasurer and Director	2013 2012	Nil Nil	17,500 Nil	17,500 Nil

(1)     We have omitted certain columns in the summary compensation table pursuant to Item 402(a)(5) of Regulation S-K as no compensation was awarded to, earned by, or paid to any of the executive officers or directors required to be reported in that table or column in any fiscal year covered by that table.

(2)     Yasmeen Savji was appointed as our president, secretary, treasurer and director on November 23, 2011.

Option Grants

We have not granted any options or stock appreciation rights to our named executive officers or directors since inception.  We do not have any stock option plans.

Management Agreements

We have not entered into any management agreements with any of our executive officers.

Compensation of Directors

On December 1, 2012, we entered into a consulting agreement with the sole director of our company, Yasmeen Savji. Pursuant to the agreement, Yasmeen Savji will provide consulting services for our company from December 1, 2012 to November 30, 2013 for consideration of $2,500 per month.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits to our directors or executive officers.  We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Compensation Committee

We do not currently have a compensation committee of the board of directors or a committee performing similar functions.  The board of directors as a whole participates in the consideration of executive officer and director compensation.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Item 12.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of September 26, 2013, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Yasmeen Savji(2) KSC House Mama Ngina St 11th Floor Nairobi Kenya PO Box 30251-00100	32,500,000 Common Shares	53.42%
Directors and Executive Officers as a Group (1 person)	32,500,000 Common Shares	53.42%

(1)     Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares.  Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided.  In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.  As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on September 26, 2013. As of September 26, 2013, there were 60,836,664 shares of our company’s common stock issued and outstanding.

(2)     Yasmeen Savji was appointed as our president, secretary, treasurer and director on November 23, 2011.

Changes in Control

We are unaware of any contract or other arrangement or provisions of our Articles or Bylaws the operation of which may at a subsequent date result in a change of control of our company.  There are not any provisions in our Articles or Bylaws, the operation of which would delay, defer, or prevent a change in control of our company.

Item 13.         Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended June 30, 2013, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

Director Independence

We currently act with one director, Yasmeen Savji.  We have determined that our director is not an “independent director” as defined in NASDAQ Marketplace Rule 4200(a)(15).

Item 14.         Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended June 30, 2013 and for the fiscal year ended June 30, 2012 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Years Ended
	June 30, 2012 $	June 30, 2013 $
Audit Fees	-	10,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	-	10,000

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15.         Exhibits, Financial Statement Schedules

(a)     Financial Statements

(1)   Financial statements for our company are listed in the index under Item 8 of this document.

(2)   All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)     Exhibits

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

QUORUM CORP.
(Registrant)
Dated: September 30, 2013	/s/ Yasmeen Savji
Yasmeen Savji
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: September 30, 2013	/s/ Yasmeen Savji
Yasmeen Savji
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)