Form 10-Q
period 2013-09-30
QUORUM CORP
filed 2013-11-13
CIK 1557565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended			September 30, 2013
or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to
Commission File Number			333-183870
QUORUM CORP.
(Exact name of registrant as specified in its charter)
Nevada				N/A
(State or other jurisdiction of incorporation or organization)				(IRS Employer Identification No.)
KSC House, Mama Ngina Street 11th Floor, P.O. Box 30251-00100 Nairobi, Kenya				N/A
(Address of principal executive offices)				(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
				[ ]	YES	[X]	NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

				[ ]	YES	[ ]	NO
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
60,836,664 common shares issued and outstanding as of November 12, 2013.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                                                                                                               3

Item 1.       Financial Statements                                                                                                                                       3

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations                                          5

Item 3.       Quantitative and Qualitative Disclosures about Market Risk                                                                                 10

Item 4.       Controls and Procedures                                                                                                                               10

PART II - OTHER INFORMATION                                                                                                                                  11

Item 1.       Legal Proceedings                                                                                                                                       11

Item 1A.    Risk Factors                                                                                                                                               11

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds                                                                                11

Item 3.       Defaults Upon Senior Securities                                                                                                                     11

Item 4.       Mine Safety Disclosures                                                                                                                               11

Item 5.       Other Information                                                                                                                                        11

Item 6.       Exhibits                                                                                                                                                      12

SIGNATURES                                                                                                                                                              13

PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

Our unaudited consolidated interim financial statements for the three month period ended September 30, 2013 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

Quorum Corp.

(A Development Stage Company)

September 30, 2013

                                                                                                                                                                                                        Index

Consolidated Balance Sheets.................................................................................................................................................. F–1

Consolidated Statements of Operations................................................................................................................................ F–2

Consolidated Statements of Cash Flows...............................................................................................................................F–3

Notes to the Consolidated Financial Statements..................................................................................................................F–4

Quorum Corp.

(A Development Stage Company)

Consolidated Balance Sheets

(Expressed in US Dollars)

	September 30, 2013 (unaudited)	June 30, 2013
ASSETS

Current Assets

Cash	$ 8,605	$ 8,689

Total Assets	$ 8,605	$ 8,689

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	$ 11,161	$ 7,323
Related party payables (Note 3)	31,692	24,192
Loans Payable (Note 4)	17,282	–

Total Liabilities	60,135	31,515

Stockholders’ Deficit

Preferred stock, 100,000,000 shares authorized, $0.00001 par value; no shares issued and outstanding	–	–

Common stock, 100,000,000 shares authorized, $0.00001 par value; 60,836,664 shares issued and outstanding	608	608

Additional paid-in capital	48,397	48,397

Deficit accumulated during the development stage	(100,535)	(71,831)

Total Stockholders’ Deficit	(51,530)	(22,826)

Total Liabilities and Stockholders’ Deficit	$ 8,605	$ 8,689

(The accompanying notes are an integral part of these consolidated financial statements)

Quorum Corp.

(A Development Stage Company)

Consolidated Statements of Operations

(Expressed in US Dollars)

(unaudited)

	For the Three Months Ended September 30, 2013	For the Three Months Ended September 30, 2012	For the Period From November 23, 2011 (Date of Inception) to September 30, 2013

Expenses

Bank charges	$ 24	$ 127	$ 503
Foreign exchange loss	81	324	361
General and administrative	–	–	2,200
Interest expense	187	–	187
Professional fees	6,436	17,830	45,505
Consulting fees	7,500	–	25,000
Transfer agent and filing fees	14,476	–	26,779

Total Expenses	28,704	18,281	100,535

Net Loss	$ (28,704)	$ (18,281)	$ (100,535)

Net Loss Per Share – Basic and Diluted	$ (0.00)	$ (0.00)

Weighted Average Shares Outstanding	60,836,664	60,836,664

(The accompanying notes are an integral part of these consolidated financial statements)

Quorum Corp.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Expressed in US Dollars)

	For the Three Months Ended September 30, 2013	For the Three Months Ended September 30, 2012	For the Period From November 23, 2011 (Date of Inception) to September 30, 2013

Cash Flows from Operating Activities

Net loss	$ (28,704)	$ (18,281)	$ (100,535)

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	3,838	3,448	11,161
Related party payables	7,500	–	31,692
Accrued interest payable	187	–	187

Net Cash Used In Operating Activities	(17,179)	(14,833)	(57,495)

Cash Flows from Financing Activities

Loans payable	17,095	–	17,095
Proceeds from issue of common stock	–	–	49,005

Net Cash Provided by Financing Activities	17,095	–	66,100

(Decrease) Increase in Cash	(84)	(14,833)	8,605

Cash - Beginning of Period	8,689	45,123	–

Cash - End of Period	$ 8,605	$ 30,290	$ 8,605

Supplementary Information:
Interest paid	$ –	$ –	$ –
Income taxes paid	$ –	$ –	$ –

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

These consolidated financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. For the period from inception on November 23, 2011 through September 30, 2013, the Company has incurred accumulated losses totalling $100,535. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
(unaudited)

2.     Summary of Significant Accounting Policies (continued)

e)     Financial Instruments

The Company’s financial instruments consist principally of cash, accounts payable and accrued liabilities, related party payables and loans payable. The fair value of the Company’s cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The carrying value of accounts payable and accrued liabilities, related party payables and loans payable approximates their fair value because of the short maturity of these instruments. Unless otherwise noted, it is management’s opinion the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

f)      Earnings (Loss) Per Share

Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. At September 30, 2013, the Company has no potentially dilutive securities outstanding and accordingly, basic loss and diluted loss per share are the same.

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

3.     Related Party Transactions

a)     As of September 30, 2013, the Company owes the sole director of the Company $31,692 (June 30, 2013 - $24,192) for administrative expenditures paid on behalf of the Company.  The amount owed is unsecured, non-interest bearing, and has no specified repayment terms.

b)     On December 1, 2012, the Company entered into a consulting agreement with the sole director of the Company. Pursuant to the agreement, the director will provide consulting services for the Company from December 1, 2012 to November 30, 2013 for consideration of $2,500 per month. During the three months ended September 30, 2013, the Company paid consulting fees of $7,500 (2012 – $nil) to the director.

Quorum Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
(unaudited)

4.     Loans Payable

During the three months ended September 30, 2013, the Company received three loans for a total amount of $17,095 (June 30, 2013 - $nil) from a non-related third party. The loans bear an 8 % interest rate and are due on demand. As at September 30, 2013, the Company recorded $187 (June 30, 2013 - $nil) of interest payable.

5.     Stockholders’ Equity

The Company’s authorized capital consists of 100,000,000 shares of common stock with a par value of $0.00001 per share and 100,000,000 shares of preferred stock with a par value of $0.00001 per share.

6.     Subsequent Events

Management has reviewed and evaluated subsequent events through the date of which the current financial statements were issued.

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

As used in this quarterly report, the terms “we”, “us”, “our” and “our company”, mean Quorum Corp., and our wholly owned subsidiary, Chiswick Holdings Limited, a company incorporated in Kenya, unless otherwise indicated.

General Overview

We were incorporated on November 23, 2011, under the laws of the State of Nevada.  Our principal executive offices are located at KSC House, Mama Ngina Street, 11th Floor, P.O. Box 30251-00100, Nairobi, Kenya.  Our telephone number is (254) 73-3817923.

Our authorized capital consists of 100,000,000 shares of common stock with a par value of $0.00001 and 100,000,000 shares of preferred stock with a par value of $0.00001. We have one wholly owned subsidiary, Chiswick Holdings Limited, a company incorporated in Kenya, through which all of our operations are conducted. Chiswick was incorporated on October 6, 2011 and carries on all of our business activities in Kenya.  Since we are in our startup stage, Chiswick has predominately been involved in administrative activities such as setting up bank accounts, establishing relationships with service providers and establishing our office facilities.

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

Our website, Quintup.comTM, is in the development stage. We have only recently begun operations, have no sales or revenues, and therefore rely upon the sale of our securities to fund our operations. We have a going concern uncertainty as of the date of our most recent financial statements.

We currently employ third party developers to develop our website. Our website is operational and we conducted alpha testing using various transaction simulations. This testing is now completed. Our company has begun its beta testing of its program and should be completed by the end of November 30, 2013. Also beginning in January of 2013, we intend to retain commissioned sales and marketing consultants to recruit a membership base for our services in preparation of a public unveiling and launch in January 2014. We have not yet hired any commissioned sales people.

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

At present, our cash requirements for the next 12 months outweigh the funds available to maintain or develop our business. Of the $211,000 that we require for the next 12 months, we had $8,605 in cash as of September 30, 2013. In order to improve our liquidity, we intend to pursue additional equity or debt financing from private investors or possibly a registered public offering. Other than as set out below, we currently do not have any arrangements in place for the completion of any further private placement financings and there is no assurance that we will be successful in completing any further private placement financings. If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our business activities and administrative expenses in order to be within the amount of capital resources that are available to us.

Results of Operations

Operating Expenses

Our operating expenses for the three month period ended September 30, 2013 and 2012 and for the period from November 23, 2011 (inception) to September 30, 2013 are outlined in the table below:

						Cumulative
						From
		Three		Three		November 23,
		Months		Months		2011
		Ended		Ended		(Inception) to
		September 30,		September 30,		September 30,
		2013		2012		2013
Revenues	$	Nil	$	Nil	$	Nil
Operating Expenses		$28,704		$18,281		$100,535
Net Loss		$(28,704)		$(18,281)		$(100,535)

From our inception on November 23, 2011 to September 30, 2013, we did not have any operating revenues.

					Cumulative
					From
		Three		Three	November 23,
		Months		Months	2011
		Ended		Ended	(Inception) to
		September 30,		September 30,	September 30,
		2013		2012	2013
Bank charges		$24		$127	$503
Foreign exchange loss		$81		$324	$361
General and administrative	$	Nil	$	Nil	$2,200
Interest expense		$187	$	Nil	$187
Professional fees		$6,436		$17,830	$45,505
Consulting fees		$7,500	$	Nil	$25,000
Transfer agent and filing fees		$14,476	$	Nil	$26,779

During the three months ended September 30, 2013, our company incurred operating expenses of $28,704 compared with $18,281 for the three months ended September 30, 2012. The increase in operating expenses was attributed to increases in interest expense, consulting fees and transfer agent and filing fees.

For the three months ended September 30, 2013, our company incurred a net loss of $28,704 or $0.00 loss per share compared with a net loss of $18,281 or $0.00 loss per share for the three months ended September 30, 2012.

Liquidity and Capital Resources

Working Capital
	At	At
	September 30,	June 30,
	2013	2013
Current Assets	$8,605	$8,689
Current Liabilities	$60,135	$31,515
Working Capital (Deficit)	$(51,530)	$(22,826)

Cash Flows
		At		At
		September 30,		September 30,
		2013		2012
Net Cash Provided by (Used in) Operating Activities		$(17,179)		$(14,833)
Net Cash Provided by Financing Activities		$17,095	$	Nil
Net Cash Provided by (Used In) Investing Activities	$	Nil	$	Nil
Net Increase (Decrease) In Cash During The Period		$(84)		$(14,833)

Cash Flow from Operating Activities

During the three months ended September 30, 2013, our company used $17,179 of cash for operating activities compared with the use of $14,833 during the three months ended September 30, 2012. The increase in the use of cash for operating activities was due to increases in accounts payable and accrued liabilities, related party payables and accrued interest payable.

Cash Flow from Financing Activities

During the three months ended September 30, 2013, our company received $17,095 from financing activities compared with $Nil during the three months ended September 30, 2012.

At September 30, 2013, our company had a cash balance and total assets of $8,605 compared with cash balance and total assets of $8,689 as at June 30, 2013. The decrease in cash and total assets were attributed to a decrease in cash.

As at September 30, 2013, our company had total liabilities of $60,135 compared with $31,515 as at June 30, 2013. The increase was attributed to increases in accounts payable and accrued liabilities, related party payables and loans payable..

As at September 30, 2013, our company had a working capital deficit of $51,530 compared with a working capital deficit of $22,826 as at June 30, 2013.

Going Concern

The accompanying financial statements have been prepared assuming that our company will continue as a going concern. As shown in the accompanying financial statements, our company incurred losses of $100,535 since its inception and has not yet produced revenues from operations. These factors raise substantial doubt about our company’s ability to continue as a going concern.

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

Principal of Consolidation

The consolidated financial statements include the accounts of Quorum Corp. and our 100% owned subsidiary, Chiswick Holdings Limited, a company incorporated in Kenya.  All significant intercompany balances and transactions have been eliminated upon consolidation.

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

Financial Instruments

Our company’s financial instruments consist principally of cash, accounts payable and accrued liabilities, related party payables and loans payable. The fair value of our company’s cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The carrying value of accounts payable and accrued liabilities, related party payables and loans payable approximates their fair value because of the short maturity of these instruments. Unless otherwise noted, it is management’s opinion our company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Earnings (Loss) Per Share

Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. At September 30, 2013, our company has no potentially dilutive securities outstanding and accordingly, basic loss and diluted loss per share are the same.

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

Item 1A.                Risk Factors

As a “smaller reporting company” we are not required to provide the information required by this Item.

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

QUORUM CORP.

Dated: November 13, 2013	By:	/s/ Yasmeen Savji
Yasmeen Savji
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)