Form 10-Q
period 2013-12-31
QUORUM CORP
filed 2014-02-19
CIK 1557565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended			December 31, 2013
or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to
Commission File Number			333-183870
QUORUM CORP.
(Exact name of registrant as specified in its charter)
Nevada				N/A
(State or other jurisdiction of incorporation or organization)				(IRS Employer Identification No.)
KSC House, Mama Ngina Street 11th Floor, P.O. Box 30251-00100 Nairobi, Kenya				N/A
(Address of principal executive offices)				(Zip Code)
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
60,836,664 common shares issued and outstanding as of February19, 2014.

PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

Our unaudited consolidated interim financial statements for the three and six month periods ended December 31, 2013 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

Quorum Corp.

(A Development Stage Company)

December 31, 2013

                                                                                                                                                                                                         Index

Consolidated Balance Sheets............................................................................................................................................................ F–1

Consolidated Statements of Operations............................................................................................................................................F–2

Consolidated Statements of Cash Flows.......................................................................................................................................... F–3

Notes to the Consolidated Financial Statements................................................................................................................................F–4

Quorum Corp.

(A Development Stage Company)

Consolidated Balance Sheets

(Expressed in US Dollars)

	December 31, 2013 (unaudited)	June 30, 2013
ASSETS

Current Assets

Cash	$ 8,607	$ 8,689

Total Assets	$ 8,607	$ 8,689

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	$ 14,294	$ 7,323
Related party payables (Note 3)	36,692	24,192
Loans Payable (Note 4)	20,375	–

Total Liabilities	71,361	31,515

Stockholders’ Deficit

Preferred stock, 100,000,000 shares authorized, $0.00001 par value; no shares issued and outstanding	–	–

Common stock, 100,000,000 shares authorized, $0.00001 par value; 60,836,664 shares issued and outstanding	608	608

Additional paid-in capital	48,397	48,397

Deficit accumulated during the development stage	(111,759)	(71,831)

Total Stockholders’ Deficit	(62,754)	(22,826)

Total Liabilities and Stockholders’ Deficit	$ 8,607	$ 8,689

(The accompanying notes are an integral part of these consolidated financial statements)

Quorum Corp.

(A Development Stage Company)

Consolidated Statements of Operations

(Expressed in US Dollars)

(unaudited)

	For the Three Months Ended December 31, 2013	For the Three Months Ended December 31, 2012	For the Six Months Ended December 31, 2013	For the Six Months Ended December 31, 2012	For the Period From November 23, 2011 (Date of Inception) to December 31, 2013

Expenses

Bank charges	$ (3)	$ 36	$ 21	$ 163	$ 500
Foreign exchange (gain) loss	(171)	389	(90)	713	190
General and administrative	–	–	–	–	2,200
Interest expense	343	–	530	–	530
Professional fees	4,125	6,624	10,561	24,454	49,630
Consulting fees	5,000	2,500	12,500	2,500	30,000
Transfer agent and filing fees	1,930	2,489	16,406	2,489	28,709

Total Expenses	11,224	12,038	39,928	30,319	111,759

Net Loss	$ (11,224)	$ (12,038)	$ (39,928)	$ (30,319)	$ (111,759)

Net Loss Per Share – Basic and Diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted Average Shares Outstanding	60,836,664	60,836,664	60,836,664	60,836,664

(The accompanying notes are an integral part of these consolidated financial statements)

Quorum Corp.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Expressed in US Dollars)

(unaudited)

	For the Six Months Ended December 31, 2013	For the Six Months Ended December 31, 2012	For the Period From November 23, 2011 (Date of Inception) to December 31, 2013

Cash Flows from Operating Activities

Net loss	$ (39,928)	$ (30,319)	$ (111,759)

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	6,971	2,145	14,294
Related party payables	12,500	–	36,692
Accrued interest payable	530	–	530

Net Cash Used In Operating Activities	(19,927)	(28,174)	(60,243)

Cash Flows from Financing Activities

Loans payable	19,845	–	19,845
Proceeds from issue of common stock	–	–	49,005

Net Cash Provided by Financing Activities	19,845	–	68,850

(Decrease) Increase in Cash	(82)	(28,174)	8,607

Cash - Beginning of Period	8,689	45,123	–

Cash - End of Period	$ 8,607	$ 16,949	$ 8,607

Supplementary Information:
Interest paid	$ –	$ –	$ –
Income taxes paid	$ –	$ –	$ –

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

These consolidated financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. For the period from inception on November 23, 2011 through December 31, 2013, the Company has incurred accumulated losses totalling $111,759. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

f)        Earnings (Loss) Per Share

Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. At December 31, 2013, the Company has no potentially dilutive securities outstanding and accordingly, basic loss and diluted loss per share are the same.

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

3.        Related Party Transactions

a)        As of December 31, 2013, the Company owes the sole director of the Company $36,692 (June 30, 2013 - $24,192) for administrative expenditures paid on behalf of the Company.  The amount owed is unsecured, non-interest bearing, and has no specified repayment terms.

b)       On December 1, 2012, the Company entered into a consulting agreement with the sole director of the Company. Pursuant to the agreement, the director will provide consulting services for the Company from December 1, 2012 to November 30, 2013 for consideration of $2,500 per month. During the six months ended December 31, 2013, the Company paid consulting fees of $12,500 (2012 – $2,500) to the director.

Quorum Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
(unaudited)

4.        Loans Payable

During the six months ended December 31, 2013, the Company received four loans for a total amount of $19,845 (June 30, 2013 - $nil) from a non-related third party. The loans bear an 8 % interest rate and are due on demand. As at December 31, 2013, the Company recorded $530 (June 30, 2013 - $nil) of interest payable.

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

We currently employ third party developers to develop our website, Quintup.comTM. Our website is operational and we conducted alpha testing using various transaction simulations. This testing is now completed. Our company has recently concluded its beta testing of its program. We have not yet hired any commissioned sales people.

Our Current Business

Our business plan is to create and operate a micro jobs website, Quintup.comTM, that will serve as an online marketplace for the purchase and sale of personal services amongst individuals and businesses operating in Eastern Africa, namely Kenya, Tanzania, and Uganda.  Micro jobs websites have become increasingly popular in recent years as social market places for outsourcers of services and individuals or businesses seeking to hire those services.  The first micro job (also known as “micro work” or “micro gigs”) websites, such as the website established in 2008 by the non-profit group Samasource, were conceived in order to outsource series of small tasks that have been broken out of a larger digital based work projects and which could be completed over the Internet.  Typically, a micro job would take anywhere from one to fifteen minutes to complete, and would be performed in exchange for a proportionate wage. At present, micro jobs commonly refer to a broader range of internet and non-internet based services, although they typically involve services, such as data entry, bookkeeping, research, graphic design, photography, marketing, word processing or creative writing, the product of which may be delivered or verified over the Internet.

On December 1, 2012, we entered into a consulting agreement with the sole director of our company, Yasmeen Savji. Pursuant to the agreement, Yasmeen Savji will provide consulting services for our company from December 1, 2012 to November 30, 2013 for consideration of $2,500 per month. The consulting agreement was not renewed and on January 23, 2014 Ms. Savji resigned as our sole director and officer and Mr. Ben Ridding was appointed as president, secretary, treasurer and sole director

Off-Balance Sheet Arrangements

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

At present, our cash requirements for the next 12 months outweigh the funds available to maintain or develop our business. Of the $211,000 that we require for the next 12 months, we had $8,607 in cash as of December 31, 2013. In order to improve our liquidity, we intend to pursue additional equity or debt financing from private investors or possibly a registered public offering. Other than as set out below, we currently do not have any arrangements in place for the completion of any further private placement financings and there is no assurance that we will be successful in completing any further private placement financings. If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our business activities and administrative expenses in order to be within the amount of capital resources that are available to us.

Results of Operations

Operating Expenses

Our operating expenses for the three and six month periods ended December 31, 2013 and 2012, and for the period from November 23, 2011 (inception) to December 31, 2013 are outlined in the table below:

										Cumulative
										From
		Three		Three		Six		Six		November 23,
		Months		Months		Months		Months		2011
		Ended		Ended		Ended		Ended		(Inception) to
		December 31,		December 31,		December 31,		December 31,		December 31,
		2013		2012		2013		2012		2013
Revenues	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil
Operating Expenses		$11,224		$12,038		$39,928		$30,319		$111,759
Net Loss		$(11,224)		$(12,038)		$(39,928)		$(30,319)		$(11,759)

From our inception on November 23, 2011 to December 31, 2013, we did not have any operating revenues.

									Cumulative
									From
		Three		Three		Six		Six	November 23,
		Months		Months		Months		Months	2011
		Ended		Ended		Ended		Ended	(Inception) to
		December 31,		December 31,		December 31,		December 31,	December 31,
		2013		2012		2013		2012	2013
Bank charges		$(3)		$36		$21		$163	$500
Foreign exchange (gain) loss		$(171)		$389		$(90)		$713	$190
General and administrative	$	Nil	$	Nil	$	Nil	$	Nil	$2,200
Interest expense		$343	$	Nil		$530	$	Nil	$530
Professional fees		$4,125		$6,624		$10,561		$24,454	$49,630
Consulting fees		$5,000		$2,500		$12,500		$2,500	$30,000
Transfer agent and filing fees		$1,930		$2,489		$16,406		$2,489	$28,709

During the three months ended December 31, 2013, our company incurred operating expenses of $11,224 compared with $12,038 for the three months ended December 31, 2012. The decrease in operating expenses was attributed to decreases  in professional fees of $2,499  and transfer agent and filing fees of $559, and increase in consulting fees of $2,500.

For the three months ended December 31, 2013, our company incurred a net loss of $11,224 or $0.00 loss per share compared with a net loss of $12,038 or $0.00 loss per share for the three months ended December 31, 2012.

During the six months ended December 31, 2013, our company incurred operating expenses of $39,928 compared with $30,319 for the six months ended December 31, 2012. The increase in operating expenses was attributed to increases in interest expense of $530, consulting fees of $10,000 and transfer agent and filing fees of $13,917 and decrease in professional fees of $13,893.

For the six months ended December 31, 2013, our company incurred a net loss of $39,928 or $0.00 loss per share compared with a net loss of $30,319 or $0.00 loss per share for the six months ended December 31, 2012.

Liquidity and Capital Resources

Working Capital
	At	At
	December 31,	June 30,
	2013	2013
Current Assets	$8,607	$8,689
Current Liabilities	$71,361	$31,515
Working Capital	$(62,754)	$(22,826)

Cash Flows
						Cumulative
						From
						November 23,
		Six Months		Six Months		2011
		Ended		Ended		(Inception) to
		December 31,		December 31,		December 31,
		2013		2012		2013
Net Cash Provided by (Used in) Operating Activities		$(19,927)		$(28,174)		$(60,243)
Net Cash Provided by Financing Activities		$19,845	$	Nil		$68,850
Net Cash Provided by (Used In) Investing Activities	$	Nil	$	Nil	$	Nil
Net Increase (Decrease) In Cash During The Period		$(82)		$(28,174)		$8,607

Cash Flow from Operating Activities

During the six months ended December 31, 2013, our company used $19,927 of cash for operating activities compared with the use of $28,174 during the six months ended December 31, 2012. The decrease in the use of cash for operating activities was due to increases in accounts payable and accrued liabilities of $4,826, related party payables of $12,500 and accrued interest payable of $530.

Cash Flow from Financing Activities

During the six months ended December 31, 2013, our company received $19,845 from financing activities compared with $Nil during the six months ended December 31, 2012.

At December 31, 2013, our company had a cash balance and total assets of $8,607 compared with cash balance and total assets of $8,689 as at June 30, 2013. The decrease in cash and total assets were attributed to filing and reporting costs with accountants, lawyers, auditors, and EDGAR agents.

As at December 31, 2013, our company had total liabilities of $71,361 compared with $31,515 as at June 30, 2013. The increase in total liabilities was attributed to increases in accounts payable and accrued liabilities of $6,971, related party payables of $12,500 and loans payable of 20,375.

As at December 31, 2013, our company had a working capital deficit of $62,754 compared with a working capital deficit of $22,826 as at June 30, 2013.

Going Concern

The accompanying financial statements have been prepared assuming that our company will continue as a going concern. As shown in the accompanying financial statements, our company incurred losses of $11,759 since its inception and has not yet produced revenues from operations. These factors raise substantial doubt about our company’s ability to continue as a going concern.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Our company regularly evaluates estimates and assumptions related to deferred income tax asset valuation allowances. Our company bases our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by our company may differ materially and adversely from our company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

Earnings (Loss) Per Share

Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. At December 31, 2013, our company has no potentially dilutive securities outstanding and accordingly, basic loss and diluted loss per share are the same.

Foreign Currency Translation

Our company’s planned operations will be in the eastern African markets of Kenya, Uganda and Tanzania, which results in exposure to market risks from changes in foreign currency exchange rates. The financial risk is the risk to our company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, our company does not use derivative instruments to reduce our exposure to foreign currency risk. Our company's functional currency for all operations worldwide is the U.S. dollar. Nonmonetary assets and liabilities are translated into their U.S. dollar equivalents at historical rates and monetary assets and liabilities are translated at exchange rates in effect at the end of the year. Revenues and expenses are translated at average rates for the year. Gains and losses from translation of foreign currency financial statements into U.S. dollars are included in current results of operations.

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

Our company has implemented all new accounting pronouncements that are in effect and that may impact our consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our financial position or results of operations.

Item 3.           Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4.           Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure.

As of the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report.

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

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.           Defaults Upon Senior Securities

None.

Item 4.           Mine Safety Disclosures

Not applicable.

Item 5.           Other Information

On January 23, 2014, Ms. Yasmeen Savji resigned as sole director and officer of our company. Concurrently, on January 23, 2014, Mr. Ben Ridding was appointed as president, secretary, treasurer and sole director.

The resignation of Ms. Yasmeen Savji was not the result of any disagreements with our company regarding our operations, policies, practices or otherwise.

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

QUORUM CORP.

Dated: February 19, 2014	By:	/s/ Ben Ridding
Ben Ridding
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)