Form 10-Q
period 2014-03-31
QUORUM CORP
filed 2014-05-15
CIK 1557565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2014

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number	333-183870

QUORUM CORP.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4629 Cass Street, Suite 186, San Diego, CA	92109
(Address of principal executive offices)	(Zip Code)

(630) 489-9880
(Registrant’s telephone number, including area code)
KSC House, Mama Ngina Street 11th Floor, P.O. Box 30251-00100 Nairobi, Kenya
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

☐	YES	☒	NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☒	YES	☐	NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

☐	YES	☒	NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

60,836,664 common shares issued and outstanding as of May 15, 2014.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION	3

PART II – OTHER INFORMATION	11

2

PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

Our unaudited consolidated interim financial statements for the three and nine month periods ended March 31, 2014 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

3

Quorum Corp.

(A Development Stage Company)

March 31, 2014

4

Quorum Corp.

(A Development Stage Company)

Consolidated Balance Sheets

(Expressed in US Dollars)

	March 31,	June 30,
	2014	2013
	(unaudited)
ASSETS

Current Assets

Cash	$8,604	$8,689

Total Assets	$8,604	$8,689

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	$28,251	$7,323
Related party payables (Note 3)	39,692	24,192
Loans Payable (Note 4)	20,818	–

Total Liabilities	88,761	31,515

Stockholders’ Deficit

Preferred stock, 100,000,000 shares authorized, $0.00001 par value; no shares issued and outstanding	–	–

Common stock, 100,000,000 shares authorized, $0.00001 par value; 60,836,664 shares issued and outstanding	608	608

Additional paid-in capital	48,397	48,397

Deficit accumulated during the development stage	(129,162)	(71,831)

Total Stockholders’ Deficit	(80,157)	(22,826)

Total Liabilities and Stockholders’ Deficit	$8,604	$8,689

(The accompanying notes are an integral part of these consolidated financial statements)

Quorum Corp.

(A Development Stage Company)

Consolidated Statements of Operations

(Expressed in US Dollars)

(unaudited)

					For the
	For the	For the	For the	For the	Period From
	Three Months	Three Months	Nine Months	Nine Months	November 23, 2011
	Ended	Ended	Ended	Ended	(Date of Inception) to
	March 31,	March 31,	March 31,	March 31,	March 31,
	2014	2013	2014	2013	2014

Expenses

Bank charges	$(2)	$69	$19	$232	$498
Foreign exchange (gain) loss	(201)	61	(291)	774	(11)
General and administrative	–	–	–	–	2,200
Interest expense	443	–	973	–	973
Professional fees	14,249	6,458	24,810	30,912	63,879
Consulting fees	–	7,500	12,500	10,000	30,000
Transfer agent and filing fees	2,914	7,353	19,320	9,842	31,623

Total Expenses	17,403	21,441	57,331	51,760	129,162

Net Loss	$(17,403)	$(21,441)	$(57,331)	$(51,760)	$(129,162)

Net Loss Per Share – Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	60,836,664	60,836,664	60,836,664	60,836,664

(The accompanying notes are an integral part of these consolidated financial statements)

Quorum Corp.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Expressed in US Dollars)

(unaudited)

			For the
	For the	For the	Period From
	Nine Months	Nine Months	November 23, 2011
	Ended	Ended	(Date of Inception) to
	March 31, 2014	March 31, 2013	March 31, 2014

Cash Flows from Operating Activities

Net loss	$(57,331)	$(51,760)	$(129,162)

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	20,928	7,636	28,251
Related party payables	15,500	16,467	39,692
Accrued interest payable	973	–	973

Net Cash Used In Operating Activities	(19,930)	(27,657)	(60,246)

Cash Flows from Financing Activities

Loans payable	19,845	–	19,845
Proceeds from issue of common stock	–	–	49,005

Net Cash Provided by Financing Activities	19,845	–	68,850

(Decrease) Increase in Cash	(85)	(27,657)	8,604

Cash - Beginning of Period	8,689	45,123	–

Cash - End of Period	$8,604	$17,466	$8,604

Supplementary Information:
Interest paid	$–	$–	$–
Income taxes paid	$–	$–	$–

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

These consolidated financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. For the period from inception on November 23, 2011 through March 31, 2014, the Company has incurred accumulated losses totalling $129,162. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. At March 31, 2014, the Company has no potentially dilutive securities outstanding and accordingly, basic loss and diluted loss per share are the same.

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

Quorum Corp.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in US Dollars)

(unaudited)

3.	Related Party Transactions

a)	As of March 31, 2014, the Company owes a former director of the Company $38,692 (June 30, 2013 - $24,192) for administrative expenditures paid on behalf of the Company. The amount owed is unsecured, non-interest bearing, and has no specified repayment terms.

b)	As of March 31, 2014, the Company owes a director of the Company $1,000 (June 30, 2013 - $nil) for administrative expenditures paid on behalf of the Company. The amount owed is unsecured, non-interest bearing, and has no specified repayment terms.

c)

On December 1, 2012, the Company entered into a consulting agreement with a former director of the Company. Pursuant to the agreement, the former director provided consulting services for the Company from December 1, 2012 to November 30, 2013 for consideration of $2,500 per month. During the nine months ended March 31, 2014, the Company paid consulting fees of $12,500 (2012 – $10,000) to the director.

4.	Loans Payable

During the nine months ended March 31, 2014, the Company received four loans for a total amount of $19,845 (June 30, 2013 - $nil) from a non-related third party. The loans bear an 8 % interest rate and are due on demand. As at March 31, 2014, the Company recorded $973 (June 30, 2013 - $nil) of interest payable.

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

General Overview

We were incorporated on November 23, 2011, under the laws of the State of Nevada.  Our principal executive offices are located at 4629 Cass Street, Suite 186, San Diego, CA. Our telephone number is (630) 489-9880.

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

We are a development stage company in the business of developing a social media and networking website, Quintup.comTM, intended to serve as a transactional marketplace for buyers and sellers of contract services, known as micro-jobs. Our operations are based in the Eastern African city of Nairobi, Kenya, and Quintup.com TM is intended and being designed for consumer markets in Eastern Africa, with a focus on Kenya, Tanzania and Uganda.

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

At present, our cash requirements for the next 12 months outweigh the funds available to maintain or develop our business. Of the $211,000 that we require for the next 12 months, we had $8,604 in cash as of March 31, 2014. In order to improve our liquidity, we intend to pursue additional equity or debt financing from private investors or possibly a registered public offering. Other than as set out below, we currently do not have any arrangements in place for the completion of any further private placement financings and there is no assurance that we will be successful in completing any further private placement financings. If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our business activities and administrative expenses in order to be within the amount of capital resources that are available to us.

 Results of Operations

Operating Expenses

Our operating expenses for the three and nine month periods ended March 31, 2014 and 2013, and for the period from November 23, 2011 (inception) to March 31, 2014 are outlined in the table below:

					Cumulative
					From
	Three	Three	Nine	Nine	November 23,
	Months	Months	Months	Months	2011
	Ended	Ended	Ended	Ended	(Inception) to
	March 31,	March 31,	March 31,	March 31,	March 31,
	2014	2013	2014	2013	2014
Revenues	$0	$0	$0	$0	$0
Operating Expenses	$17,403	$21,441	$57,331	$51,760	$129,162
Net Loss	$(17,403)	$(21,441)	$(57,331)	$(51,760)	$(129,162)

From our inception on November 23, 2011 to March 31, 2014, we did not have any operating revenues.

					Cumulative
					From
	Three	Three	Nine	Nine	November 23,
	Months	Months	Months	Months	2011
	Ended	Ended	Ended	Ended	(Inception) to
	March 31,	March 31,	March 31,	March 31,	March 31,
	2014	2013	2014	2013	2014
Bank charges	$(2)	$69	$19	$232	$498
Foreign exchange (gain) loss	$(201)	$61	$(291)	$774	$(11)
General and administrative	$–	$–	$–	$–	$2,200
Interest expense	$443	$–	$973	$–	$973
Professional fees	$14,249	$6,458	$24,810	$30,912	$63,879
Consulting fees	$–	$7,500	$12,500	$10,000	$30,000
Transfer agent and filing fees	$2,914	$7,353	$19,320	$9,842	$31,623

During the three months ended March 31, 2014, our company incurred operating expenses of $17,403 compared with $21,441 for the three months ended March 31, 2013. The decrease in operating expenses was attributed to decreases in consulting fees and transfer agent and filing fees.

For the three months ended March 31, 2014, our company incurred a net loss of $17,403 or $0.00 loss per share compared with a net loss of $21,441 or $0.00 loss per share for the three months ended March 31, 2014.

During the nine months ended March 31, 2014, our company incurred operating expenses of $57,331 compared with $51,760 for the nine months ended March 31, 2013. The increase in operating expenses was attributed to increases in consulting fees and transfer agent and filing fees.

For the nine months ended March 31, 2014, our company incurred a net loss of $57,331 or $0.00 loss per share compared with a net loss of $51,760 or $0.00 loss per share for the nine months ended March 31, 2013.

 Liquidity and Capital Resources

Working Capital

	At	At
	December 31,	June 30,
	2014	2013
Current Assets	$8,604	$8,689
Current Liabilities	$88,761	$31,515
Working Capital	$(80,157)	$(22,826)

Cash Flows

			Cumulative
			From
			November 23,
	Nine Months	Nine Months	2011
	Ended	Ended	(Inception) to
	March 31,	March 31,	March 31,
	2014	2014	2014
Net Cash Provided by (Used in) Operating Activities	$(19,930)	$(27,657)	$(60,246)
Net Cash Provided by Financing Activities	$19,845	$0	$19,845
Net Cash Provided by (Used In) Investing Activities	$0	$0	$0
Net Increase (Decrease) In Cash During The Period	$(85)	$(27,657)	$8,604

Cash Flow from Operating Activities

During the nine months ended March 31, 2014, our company used $19,930 of cash for operating activities compared with the use of $27,657 during the nine months ended March 31, 2013. The reduction was due to the prior period having additional reporting and disclosure costs.

Cash Flow from Financing Activities

During the nine months ended March 31, 2014, our company received $19,845 from financing activities compared with $0 during the nine months ended March 31, 2013.

Working Capital

At March 31, 2014, our company had a cash balance and total assets of $8,604 compared with cash balance and total assets of $8,689 as at June 30, 2013. The decrease in cash and total assets were attributed to filing and reporting costs with accountants, lawyers, auditors, and EDGAR agents.

As at March 31, 2014, our company had total liabilities of $88,761 compared with $31,515 as at June 30, 2013. The increase in total liabilities was attributed to increases in accounts payable and accrued liabilities of $6,971, related party payables of $12,500 and loans payable of 20,375.

As at March 31, 2014, our company had a working capital deficit of $80,157 compared with a working capital deficit of $22,826 as at June 30, 2013.

 Going Concern

The accompanying financial statements have been prepared assuming that our company will continue as a going concern. As shown in the accompanying financial statements, our company incurred losses of $129,162 since its inception and has not yet produced revenues from operations. These factors raise substantial doubt about our company’s ability to continue as a going concern.

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

Earnings (Loss) Per Share

Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At March 31, 2014, our company has no potentially dilutive securities outstanding and accordingly, basic loss and diluted loss per share are the same.

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

Item 4.           Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 , as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure.

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

QUORUM CORP.

Dated: May 15, 2014	By:	/s/ Ben Ridding
Ben Ridding
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

