Form 10-K
period 2014-06-30
QUORUM CORP
filed 2014-10-14
CIK 1557565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	June 30, 2014
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	[ ] to [ ]
Commission file number	333-183870

QUORUM CORP.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4629 Cass Street, Suite 186, San Diego, CA	92109
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code:	(630) 489-9880

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

None
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.
Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act
Yes ☒ No ☐

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

Yes ☐ No ☒

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
Yes ☐ No ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant on December 31, 2013 was $0 based on a $0 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date:
60,836,664 common shares as of October 14, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Table of Contents

Page
Part I
Item 1	Business
Item 1A	Risk Factors
Item 1B	Unresolved Staff Comments
Item 2	Properties
Item 3	Legal Proceedings
Item 4	Mine Safety Disclosures
Part II
Item 5	Market for the Registrant’s Common Equity, Related Stockholders Matters, and Issuer Purchases of Equity Securities
Item 6	Selected Financial Data
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operation
Item 7A	Quantitative and Qualitative Disclosures About Market Risk
Item 8	Financial Statements and Supplementary Data
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A
Item 9B
Part III
Item 10	Directors and Executive Officers and Corporate Governance.
Item 11	Executive Compensation
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13	Certain Relationships and Related Transactions, and Director Independence
Item 14	Principal Accounting Fees and Services
Part IV
Item 15	Exhibits and Financial Statement Schedules
Signature Page
Exhibit Index

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

General Overview

We were incorporated on November 23, 2011, under the laws of the State of Nevada.  Our principal executive offices are located at 4629 Cass Street, Suite 186, San Diego, California.  Our telephone number is (630) 489-9880.

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

On December 1, 2012, we entered into a consulting agreement with the former sole director of our company, Yasmeen Savji. Pursuant to the agreement, Yasmeen Savji will provide consulting services for our company from December 1, 2012 to November 30, 2013 for consideration of $2,500 per month.  . As of January 23, 2014 Yasmeen Savji has ceased to be an officer and director of the company.

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

Quintup.comTM and QuintuplesTM

Our planned website, Quintup.comTM, will use the framework of social networking to aggregate buyers and sellers of micro jobs or “gigs” (as they are sometimes referred to by us), and to mediate financial transactions between them.   All users of the website who wish to partake in either buying or selling of services must become registered members of the website. There will be no charge for registration.  Unregistered users will be able to browse select information on website, including a limited selection of advertised micro jobs, but may not partake in any transactions or have access to certain features and services reserved for registered members.   Following registration, users may freely offer micro jobs which will be aggregated in a searchable classified section.  We will establish a minimum contract fee of $5 for all micro jobs transacted on our website, and will refer to these $5 micro jobs as “Quintuples TM ”.   Although members will have the discretion to buy or sell micro jobs for values in excess of $5, we anticipate that the majority of services transacted on Quintup.com TM  will be Quintuples TM .

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

Gig payments will be held in escrow by Quintup.comTM until satisfaction of the gig contract.  After one or more of the offered gigs is ordered, the seller will be notified by email. Upon delivery of payment by the seller, buyers and sellers will have the ability to communicate in order to discuss any customizable aspects of the services to be provided.  The seller is then required to meet the delivery time and specifications specified in their gig description. A seller may advertise multiple gigs, but in order to keep a good status rating on the website, he/she must fulfill all of the gigs within the specified timeframe. It is the seller’s responsibility to fulfill all gig orders in a timely manner, and Quintup TM  will not assume responsibility for delays. If a seller fails to complete their gig within the specified timeframe, or fails to deliver the services substantially as described, the buyer will have the opportunity to withdraw the funds submitted to Quintup’s escrow service.   When the seller successfully performs his/her duty to its completion within the specified time, they receive their funds within 48 hours into their Quintup.com TM account. On every $5 transaction that occurs between buyers and sellers, Quintup.com TM  will retain a fee of $1, or 20% of the transaction.

QuintupCashTM

Funds received into a Quintup.comTM account may be held in the account in the form of QuintupCashTM or withdrawn at any time.  QuintupCash TM  may also be redeemed for the purchase of gigs in other transactions.

Searchable Gig Listings

We intend that buyers on the website will be able to search through tens of thousands of micro job listings using expansive search criteria, including broad micro job categories and word specific searches.   Additionally, buyers will have the ability to search by seller username, which will encourage sellers to establish positive reputations on Quintup.com TM .  Gigs may range to creating surveys, recording one’s voice for somebody’s birthday celebration, or helping to plan a holiday.  We anticipate that buyers will find a vast array of services on Quintup’s website.

Gig Categories

Quintup’s micro-jobs can be categorized into many categories and subcategories. Many jobs in these categories may overlap with one another. For general purposes, the website will be broken down into the following categories:

.           Gifts – This section will feature celebration gifts for birthdays, weddings, anniversaries and the like. Such gifts may be delivered as surprises to recipients and might include physical gifts or greetings or announcements in paper, electronic, video, or audio format. This section will also include subcategories such as games, cartoons, artwork and handmade items.

.           Graphics – This section will feature goods/services related to graphic design. Services sold in this category might include, for example, the creation of landscape drawings, abstract paintings, digital caricatures based on a photograph, or advertisements. Subcategories in this section will include general illustrations, portraits, anime, logos as well as creating images for someone’s Facebook or Twitter page.

.           Video – This section will be dedicated to creating videos based on the seller’s talents and the buyer’s specific requirements. Video works may be for entertainment, instructional, or marketing purposes. Subcategories in this section include testimonials, promotion, high definition video, special effects as well as sending special messages.

.           Social Marketing – This section will be dedicated marketing and advertising services through social media. These may include, for example, creating video testimonials or reviews for publication via various social media websites, search optimization assistance, or advice on the optimal use of social networks. Subcategories on this section include promotion, testimonials, Social Networking Advice, and Product Demos.

.           Travel – In this section, sellers may help buyers plan travel, provide travel and cultural advice, or prepare travel research. Searchable subcategories in this section will include holidays, advice, travel tips, Q&A, travel guides, as well as specific destinations, i.e. China, Europe, Australia, etc.

.           Writing – this section will allow sellers to market creative or technical writing, journalism, translation or document editing services to buyers.  Sellers may also offer writing related education tutorials or similar services.  Subcategories will include English, Translation, Editing, Proofreading, advertising, and composition.

.           Advertising – This very general category will enable sellers to offer a range of contemporary and traditional advertising services in a variety of media. Subcategories may include logo design, copyrighting, social networking, general promotion, and website enhancement.

.           Music and Audio – This category will encourage artists to showcase their musical and vocal talents. These can be used as gifts or a variety of entertainment of information purposes. Subcategories may include Birthday, Rock and Roll, Country, Comedy, YouTube, impressions, narration, and audiobook, to name a few.

.           Fun & Bizarre – This category will allow sellers to showcase anything they think they can do that is funny or anything they can capture with a camera or video that is funny. Subcategories may include saying anything that the buyer wants, making a fool of oneself, and bizarre tricks.

.           Tips and Advice – In this category seller may offer give advice on a wide array of categories. Subcategories include weight loss, meditation, relationship advice, job seeking advice and other career advice.

.           Education – This category will feature all education related services. These may include teaching musical instruments, language instruction, computer tutorials, self-improvement courses, etc.

.           Business – This category will pertain to any business related service, including bookkeeping, report creation, résumé services, business planning and similar services.

.           Technology & Programming – This category is for anybody who needs IT problems solved, including programming, IT business help and advice, computer diagnostic repairs, as well as creating IT parameters for one’s business.

.           Other – This may include miscellaneous service not mentioned in the above categories.

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

The stage system is divided into three stages and are explained as follows:

.           Stage 1 (Beginners): Sellers who starts on Quintup will start here. All sellers will maintain this stage unless they sell 10 gigs within one month.

.           Stage 2 (Amateurs): Sellers who have active on Quintup.comTM for 30 days and who have at least sold 10 gigs will be promoted to Stage 2. Sellers will maintain this stage regardless of what their user ratings are, except in circumstances where there have been major complaints. If there are such complaints, sellers will risk losing their membership status. Stage 2 sellers are expected to maintain selling orders on a regular basis to stay in stage 2. If sellers do not sell 10 gigs every 60 days after entering Stage 2, they will be demoted back to Stage 1. Sellers who make it to Stage 2 will enjoy better tools to help them promote their services.

.           Stage 3 (Pro League): Sellers will be promoted to Stage 3 if they have made over 50 orders per month after they been promoted to Stage 2 (meaning sellers cannot be automatically promoted to Stage 3 from Stage 1 without entering Stage 2 first). Additionally, sellers are expected to have higher user ratings to make it to Stage 3. Sellers must have an average user rating of 4 stars out of 5, which is at least 80% customer satisfaction. Sellers who are in Stage 3 will enjoy even better tools and higher page rankings in order to promote their business even further. Additionally, sellers will enjoy priority support.

.           Stage 4 (All Stars): Sellers can be promoted to Stage 4 if they can reach 100 sales per month over a two month span. Additionally, Sellers are who reach this level are expected to maintain average user ratings of 4 stars out of 5 (80%). Users who reach this level will the best tools available to support their business. Additionally, Stage 4 users will have very high page rankings and will occasionally be on Quintup’s “Featured” page, as part of their reward to making it to this level.

.           Stage 5 (Hall of Famers): Stage 5 is the highest stage that can be attained on Quintup.comTM. Sellers who reach this stage are manually chosen by our staff and are considered to be the best of the best. Most of the sellers who reach this stage have over 200 orders per month with continuously high rankings, with a minimum average of 4.5 out of 5 stars (90%). Other criteria to reach this level is seniority, exceptional customer care and community leadership. In addition to enjoying the best tools necessary to help support one’s business, Stage 5 sellers will be constantly on “Featured” pages and will have the highest page rankings. Additionally, Stage 5 sellers will enjoy features that are not available to other users, such as access to features that are in beta and not released to the public yet.

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

Distribution

Our core business operations will be carried completely online through Quintup.comTM.   Since Quintup’s services facilitate a link between buyers and sellers in an online marketplace, no special distribution methods or logistics are required to sell the company’s products or services. Most micro jobs services on the website are delivered digitally through the internet or phone and will not require special distribution methods.  Seller’s who wish to sell physical items, such as handicrafts, collectibles, and other types of items may collect additional charges for shipping and handling.  When a buyer buys a gig which is delivered physically, the buyer is required to provide a shipping address. The seller will be responsible for all shipping arrangements once the supplier provides the shipping address. Quintup.com TM  will neither handle nor guarantee shipping or tracking of deliveries and will not assume responsibility for damaged goods.

Marketing

Social networking is one of the fastest growing industries on the planet. Websites such as Facebook and Twitter have become global brands over a short period of time. The marketing power of social media has also become essential to new and established businesses who use social media websites for advertising, public relations, and in many situations, to generate important revenue streams through online sales of products and services. We anticipate that Quintup.com TM  will be heavily linked by us and by users to Facebook, Twitter, LinkedIn and other social media sites, which will help to promote our services and attract new members.

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

Item 1B.        Unresolved Staff Comments

None.

Item 2.           Properties

Our registered business address for correspondence in Kenya is KSC House, Mama Ngina Street 11th Floor, P.O. Box 30251-00100, Nairobi, Kenya; Telephone number (254) 73-3817923.   We do not currently require or maintain a dedicated physical office space.  We anticipate that we will establish a physical office for our day to day operations during the 12 months beginning August, 2014.

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

Holders

As of September 26, 2013, there were 21 holders of record of our common stock. As of such date, 60,836,664  shares of our common stock were issued and outstanding.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended June 30, 2014.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended June 30, 2014.

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

Results of Operations for our Years Ended June 30, 2014 and 2013

Our net loss for the years ended June 30, 2014 and 2013. are summarized as follows:

		Year ended June 30, 2013	Year ended June 30, 2014
Bank charges		$346	$72
Foreign exchange (gain) loss		$459	$(325)
General and administrative	$	Nil	$7,547
Professional fees		$35,053	$38,560
Consulting fees		$17,500	$60,500
Transfer agent and filing fees		$11,217	$24,732
Net loss		$(64,575)	$(132,455)

General and Administrative

In the year ended June 30, 2014, we incurred net loss of $132,455compared to $64,575 in the year ended June 30, 2013.   Our net loss increased $67,880 from June 30, 2013 to June 30, 2014 primarily as a result of an increase in general and administrative fees, consulting fees and transfer agent and filing fees.

Revenue

We have not earned any revenues since our inception.

Liquidity and Financial Condition

Working Capital

	At June 30, 2013	At June 30, 2014
Current assets	$8,689	$2,705
Current liabilities	$31,515	$157,986
Working capital (deficit)	$(22,826)	$155,281

Our total current assets as of June 30, 2014 were $2,705 as compared to total current assets of $8,689 as of June 30, 2013. The decrease was due to depletion of our cash reserves during fiscal 2014 as a result of increased operating expenditures. Our total current liabilities as of June 30, 2014 were $157,986 as compared to total current liabilities of $31,515 as of June 30, 2013. The increase of $126,471 in current liabilities was attributed to an increase in our accounts payable and accrued liabilities and related party payables.

Cash Flows

		Years Ended
		June 30,		June 30,
		2013		2014
Cash flows used in operating activities		$(36,434)		$(25,829)
Cash flows provided by (used in) investing activities	$	Nil	$	Nil
Cash flows provided by financing activities		$19,845		$49,005
Net increase (decrease) in cash during the year		$(36,434)		$(5,984)

Operating Activities

Cash used by operating activities decreased  from $36,434 to $25,829 due to the operating expenses and changes in operating assets and liabilities.

Investing Activities

We did not have any investing activities during the years ended June 30, 2014 and 2013.

Financing Activities

During the year ended June 30, 2014, our company received $19,845 from financing activities compared with $0 during the year ended June 30, 2013.

Plan of Operation

We anticipate that we will meet our ongoing cash requirements through equity or debt financing.  We estimate that our expenses over the next 12 months (beginning July 2014) will be approximately $211,000 as described in the table below.  These estimates may change significantly depending on the nature of our future business activities and our ability to raise capital from shareholders or other sources.

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

Based on our cash position, of $2,705 as at the date of June 30, 2014, in order to achieve our cash requirement of $211,000, we must raise $208,295.  If we are not able to raise the full $208,295 to implement our business plan as anticipated, we will scale our business development in line with available capital.  Our primary priority will be to retain our reporting status with the Securities and Exchange Commission which means that we will first ensure that we have sufficient capital to cover our legal and accounting expenses.  Once these costs are accounted for, in accordance with how much financing we are able to secure, we will focus on the development of our website and technological infrastructure, and the marketing and advertising of our services.  We will likely not expend funds on the remainder of our planned activities unless we have the required capital.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

The accompanying financial statements have been prepared assuming that our company will continue as a going concern. As shown in the accompanying financial statements, our company incurred losses of $132,455 for the year ended June 30, 2014 and has not yet produced revenues from operations. These factors raise substantial doubt about our company’s ability to continue as a going concern.

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

Earnings (Loss) Per Share

Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. At June 30, 2014, our company has no potentially dilutive securities outstanding and accordingly, basic loss and diluted loss per share are the same.

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

Item 8.           Financial Statements and Supplementary Data

Quorum Corp.

June 30, 2014

                                                                                                                                                                                                       Index

Report of Independent Registered Public Accounting Firm ........................................................................................................... F–1

Consolidated Balance Sheets........................................................................................................................................................... F–2

Consolidated Statements of Operations........................................................................................................................................... F–3

Consolidated Statements of Stockholders Deficit............................................................................................................................ F–4

Consolidated Statements of Cash Flows.......................................................................................................................................... F–5

Notes to the Consolidated Financial Statements............................................................................................................................... F–6

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Quorum Corp.

(A Development Stage Company)

We have audited the accompanying balance sheet of Quorum Corp. (A Development Stage “Company”) as of June 30, 2014 and 2013 and the related statements of operations, changes in shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Quorum Corp. as of June 30, 2014 and 2013, and the result of its operations and its cash flows for the years then ended  in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/PLS CPA

____________________

 PLS CPA, A Professional Corp.

October 14, 2014

San Diego, CA. 92111

Quorum Corp.

Consolidated Balance Sheets

(Expressed in US Dollars)

	June 30, 2014	June 30, 2013

ASSETS

Current Assets

Cash	$ 2,705	$ 8,689

Total Assets	$ 2,705	$ 8,689

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	$ 32,734	$ 7,323
Related party payables (Note 3)	104,038	24,192
Loans payable (Note 4)	21,214	–

Total Liabilities	157,986	31,515

Stockholders’ Deficit

Preferred stock, 100,000,000 shares authorized, $0.00001 par value; no shares issued and outstanding	–	–

Common stock, 100,000,000 shares authorized, $0.00001 par value; 60,836,664 shares issued and outstanding	608	608

Additional paid-in capital	48,397	48,397

Deficit	(204,286)	(71,831)

Total Stockholders’ Deficit	(155,281)	(22,826)

Total Liabilities and Stockholders’ Deficit	$ 2,705	$ 8,689

(The accompanying notes are an integral part of these consolidated financial statements)

Quorum Corp.

Consolidated Statements of Operations

(Expressed in US Dollars)

	For the Year Ended June 30, 2014	For the Year Ended June 30, 2013

Expenses

Bank charges	$ 72	$ 346
Foreign exchange (gain) loss	(325)	459
General and administrative	7,547	–
Interest expense	1,369	–
Professional fees	38,560	35,053
Consulting fees	60,500	17,500
Transfer agent and filing fees	24,732	11,217

Total Expenses	132,455	64,575

Net Loss	$ (132,455)	$ (64,575)

Net Loss Per Share – Basic and Diluted	$ (0.00)	$ (0.00)

Weighted Average Shares Outstanding	60,836,664	60,836,664

(The accompanying notes are an integral part of these consolidated financial statements)

Quorum Corp.

Consolidated Statements of Stockholders’ Deficit

For the Years Ended June 30, 2013 and 2014

(Expressed in US Dollars)

	Common Stock	Amount	Additional Paid-in Capital	Deficit	Total

Balance – June 30, 2012	60,836,664	$ 608	$ 48,397	$ (7,256)	$ 41,749

Net loss for the year	–	–	–	(64,575)	(64,575)

Balance – June 30, 2013	60,836,664	608	48,397	(71,831)	(22,826)

Net loss for the year	–	–	–	(132,455)	(132,455)

Balance – June 30, 2014	60,836,664	608	48,397	(204,286)	(155,281)

(The accompanying notes are an integral part of these consolidated financial statements)

Quorum Corp.

Consolidated Statements of Cash Flows

(Expressed in US Dollars)

	For the Year Ended June 30, 2014	For the Year Ended June 30, 2013

Cash Flows from Operating Activities

Net loss	$ (132,455)	$ (64,575)

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	25,411	4,173
Related party payables	79,846	23,968
Accrued interest payable	1,369	–

Net Cash Used In Operating Activities	(25,829)	(36,434)

Cash Flows from Financing Activities

Proceeds from loans payable	19,845	–

Net Cash Provided by Financing Activities	19,845	–

Decrease in Cash	(5,984)	(36,434)

Cash - Beginning of Year	8,689	45,123

Cash - End of Year	$ 2,705	$ 8,689

Supplementary Information:
Interest paid	$ –	$ –
Income taxes paid	$ –	$ –

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

These consolidated financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. For the period from inception on November 23, 2011 through June 30, 2014, the Company has incurred accumulated losses totalling $204,286. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

f)        Earnings (Loss) Per Share

Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. At June 30, 2014, the Company has no potentially dilutive securities outstanding and accordingly, basic loss and diluted loss per share are the same.

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

The Company has limited operations and is considered to be in the development stage. During the year ended June 30, 2014, the Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this Update allows the Company to remove the inception-to-date information and all references to development stage.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.     Related Party Transactions

a)       As of June 30, 2014, the Company owes a former director of the Company $47,491 (2013 - $24,192) for administrative expenditures paid on behalf of the Company. The amount owed is unsecured, non-interest bearing, and has no specified repayment terms.

b)       As of June 30, 2014, the Company owes a director of the Company $8,547 (2013 - $nil) for administrative expenditures paid on behalf of the Company and $48,000 (2013 - $nil) for consulting services. The amount owed is unsecured, non-interest bearing, and has no specified repayment terms.

c)       On December 1, 2012, the Company entered into a consulting agreement with a former director of the Company. Pursuant to the agreement, the former director provided consulting services for the Company from December 1, 2012 to November 30, 2013 for consideration of $2,500 per month. During the year ended June 30, 2014, the Company paid consulting fees of $12,500 (2013 – $17,500) to the director.

4.     Loans Payable

During the year ended June 30, 2014, the Company received four loans for a total amount of $19,845 (2013 - $nil) from a non-related third party. The loans bear an 8 % interest rate and are due on demand. As at June 30, 2014, the Company recorded $1,369 (2013 - $nil) of interest payable.

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

6.     Income Taxes

The Company is subject to United States federal and state income taxes at an approximate rate of 35%. The reconciliation of the provision for income taxes at the United States federal and state statutory rate compared to the Company’s income tax expense as reported is as follows:

	June 30, 2014	June 30, 2013

Income tax benefit computed at the statutory rate	$ 46,360	$ 22,601
Change in valuation allowance	(46,360)	(22,601)

Provision for income taxes	$ –	$ –

Significant components of the Company’s deferred tax assets and liabilities as at June 30, 2014 and 2013 after applying enacted corporate income tax rates, are as follows:

	June 30, 2014	June 30, 2013
Deferred income tax assets
Net operating losses	$ 71,500	$ 25,141
Valuation allowance	(71,500)	(25,141)

Net deferred income tax assets	$ –	$ –

The Company has net operating loss carryforwards of $204,286 which expire commencing in 2032.

7.     Subsequent Events

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

Item 9A.        Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including our president (our principal executive officer, principal financial officer and principal accounting officer). We carried out an evaluation, under the supervision and with the participation of our management, including our president (our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2014. Based upon the evaluation of our disclosure controls and procedures as of the June 30, 2014, our president (our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures.

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

Name	Position Held with our Company	Age	Date First Elected or Appointed
Benjamin Ridding	President, Treasurer, Secretary and Director	31	January 23, 2014

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Benjamin Ridding – President, Secretary, Treasurer and Director

Mr. Ridding, 31, has extensive experience in the leadership, direction and management of a diverse range of successful international business ventures. Since January 2012, Mr. Ridding has been the Managing Director at Headland Adventures, a leisure services company that offers a diverse range of activities for tourists around the world. Since March 2008, Mr. Ridding has also been the Managing Director of SiT. Prior to working at SiT, he was employed by Clamason, a manufacturer specialized in Precision Press Works. Recently, Mr. Ridding has begun to focus on energy projects, in particular oil and gas.

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

Conflicts of Interest

Our directors are not obligated to commit their full time and attention to our business and, accordingly, they may encounter a conflict of interest in allocating time between our operations and those of other businesses.  In the course of their other business activities, they may become aware of investment and business opportunities which may be appropriate for presentation to us as well as other entities to which they owe a fiduciary duty.  As a result, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented.  They may also in the future become affiliated with entities, engaged in business activities similar to those we intend to conduct.  In general, officers and directors of a corporation are required to present business opportunities to a corporation if:

.           the corporation could financially undertake the opportunity;

.           the opportunity is within the corporation’s line of business; and

.           it would be unfair to the corporation and its stockholders not to bring the opportunity to the attention of the corporation.

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

Item 11.         Executive Compensation

The particulars of the compensation paid to the following persons:

(a)      our principal executive officer;

(b)      each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended June 30, 2014 and 2013; and

(c)      up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended June 30, 2014 and 2013;

who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE(1)
Name and Principal Position	Year	Salary ($)	All Other Compensation ($)	Total ($)
Benjamin Ridding(2) President, Secretary, Treasurer and Director	2014 2013	Nil Nil	17,500 Nil	17,500 Nil
Yasmeen Savji(3) President, Secretary, Treasurer and Director	2014 2013 2012	Nil Nil Nil	Nil 17,500 Nil	Nil 17,500 Nil

(1)      We have omitted certain columns in the summary compensation table pursuant to Item 402(a)(5) of Regulation S-K as no compensation was awarded to, earned by, or paid to any of the executive officers or directors required to be reported in that table or column in any fiscal year covered by that table.

(2)     Benjamin Ridding was appointed as our president, secretary, treasurer and director on January 23, 2014.

(3)      Yasmeen Savji was appointed as our president, secretary, treasurer and director on November 23, 2011. She resigned on January 23, 2014.

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

Item 12.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of October 14, 2014, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Benjamin Ridding(2)	0 Common Shares	0%
Directors and Executive Officers as a Group	0 Common Shares	0%
Yasmeen Savji(3) KSC House Mama Ngina St 11th Floor Nairobi Kenya PO Box 30251-00100	32,500,000 Common Shares	53.42%
5% (1 person)	32,500,000 Common Shares	53.42%

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

(2)     Benjamin Ridding was appointed as our president, secretary, treasurer and director on January 23, 2014.

(3)      Yasmeen Savji was appointed as our president, secretary, treasurer and director on November 23, 2011. She resigned on January 23, 2014.

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

Item 13.         Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended June 30, 2014, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

Director Independence

We currently act with one director, Benjamin Ridding.  We have determined that our director is not an “independent director” as defined in NASDAQ Marketplace Rule 4200(a)(15).

Item 14.         Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended June 30, 2014 and for the fiscal year ended June 30, 2013 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Years Ended
	June 30, 2014 $	June 30, 2013 $
Audit Fees	10,000	10,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	10,000	10,000

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

QUORUM CORP.
(Registrant)
Dated: October 14, 2014	/s/ Benjamin Ridding
Benjamin Ridding
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: October 14, 2014	/s/ Benjamin Ridding
Benjamin Ridding
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)