Form 10-K/A
period 2014-06-30
QUORUM CORP
filed 2014-10-16
CIK 1557565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendement No. 1

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

We currently employ third party developers to construct our planned website. Our website is operational and we have started to conduct alpha testing using various transaction simulations and this testing has been completed.  The Company has finished its beta testing of its program and should be completing the testing of the functionality of its website by the end of November 30, 2014.  Also beginning in January of 2015, we intend to retain commissioned sales and marketing consultants to recruit a membership base for our services in preparation of a public unveiling and launch in January 2015.  We have not yet hired any commissioned sales people.

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

SUMMARY COMPENSATION TABLE(1)
Name and Principal Position	Year	Salary ($)	All Other Compensation ($)	Total ($)
Benjamin Ridding(2) President, Secretary, Treasurer and Director	2014 2013	Nil Nil	48,000 Nil	48,000 Nil
Yasmeen Savji(3) President, Secretary, Treasurer and Director	2014 2013 2012	Nil Nil Nil	Nil 17,500 Nil	Nil 17,500 Nil

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

QUORUM CORP.
(Registrant)
Dated: October 16, 2014	/s/ Benjamin Ridding
Benjamin Ridding
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: October 16, 2014	/s/ Benjamin Ridding
Benjamin Ridding
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)