Form 10-Q
period 2014-09-30
QUORUM CORP
filed 2014-11-19
CIK 1557565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2014

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	333-183870

QUORUM CORP.
(Exact name of registrant as specified in its charter)

Nevada	41-1199112
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4629 Cass Street, Suite 186, San Diego, CA	92109
(Address of principal executive offices)	(Zip Code)

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

60,836,664 common shares issued and outstanding as of November 18, 2014.

PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

Our unaudited consolidated interim financial statements for the three month period ended September 30, 2014 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

Quorum Corp.

September 30, 2014

Quorum Corp.

Consolidated Balance Sheets

(Expressed in US Dollars)

	September 30, 2014 (Unaudited)	June 30, 2014
ASSETS

Current Assets

Cash	$ 2,692	$ 2,705

Total Assets	$ 2,692	$ 2,705

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	$ 49,120	$ 32,734
Related party payables (Note 3)	128,038	104,038
Loans payable (Note 4)	21,611	21,214

Total Liabilities	198,769	157,986

Stockholders’ Deficit

Preferred stock, 100,000,000 shares authorized, $0.00001 par value; no shares issued and outstanding	–	–

Common stock, 100,000,000 shares authorized, $0.00001 par value; 60,836,664 shares issued and outstanding	608	608

Additional paid-in capital	48,397	48,397

Deficit	(245,082)	(204,286)

Total Stockholders’ Deficit	(196,077)	(155,281)

Total Liabilities and Stockholders’ Deficit	$ 2,692	$ 2,705

(The accompanying notes are an integral part of these consolidated financial statements)

Quorum Corp.

Consolidated Statements of Operations

(Expressed in US Dollars)

(Unaudited)

	For the Three Months Ended September 30, 2014	For the Three Months Ended September 30, 2013

Expenses

Bank charges	$ –	$ 24
Foreign exchange (gain) loss	(53)	81
Interest expense	397	187
Professional fees	12,250	6,436
Consulting fees	24,000	7,500
Transfer agent and filing fees	4,202	14,476

Total Expenses	40,796	28,704

Net Loss	$ (40,796)	$ (28,704)

Net Loss Per Share – Basic and Diluted	$ (0.00)	$ (0.00)

Weighted Average Shares Outstanding	60,836,664	60,836,664

(The accompanying notes are an integral part of these consolidated financial statements)

Quorum Corp.

Consolidated Statements of Cash Flows

(Expressed in US Dollars)

(Unaudited)

	For the	For the
	Three Months	Three Months
	Ended	Ended
	September 30, 2014	September 30, 2013

Cash Flows from Operating Activities

Net loss	$ (40,796)	$ (28,704)

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	16,386	3,838
Related party payables	24,000	7,500
Accrued interest payable	397	187

Net Cash Used In Operating Activities	(13)	(17,179)

Cash Flows from Financing Activities

Proceeds from loans payable	–	17,095

Net Cash Provided by Financing Activities	–	17,095

Decrease in Cash	(13)	(84)

Cash - Beginning of Period	2,705	8,689

Cash - End of Period	$ 2,692	$ 8,605

Supplementary Information:
Interest paid	$ –	$ –
Income taxes paid	$ –	$ –

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

These consolidated financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. For the period from inception on November 23, 2011 through September 30, 2014, the Company has incurred accumulated losses totalling $245,082. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

f)        Earnings (Loss) Per Share

Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. At September 30, 2014, the Company has no potentially dilutive securities outstanding and accordingly, basic loss and diluted loss per share are the same.

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

Quorum Corp.

Notes to the Consolidated Financial Statements

(Expressed in US Dollars)

(Unaudited)

3.     Related Party Transactions

a)        As of September 30, 2014, the Company owes a former director of the Company $47,491 (June 30, 2014 - $47,491) for administrative expenditures paid on behalf of the Company. The amount owed is unsecured, non-interest bearing, and has no specified repayment terms.

b)       As of September 30, 2014, the Company owes a director of the Company $8,547 (June 30, 2014 - $8,547) for administrative expenditures paid on behalf of the Company and $72,000 (June 30, 2014 - $48,000) for consulting services. The amount owed is unsecured, non-interest bearing, and has no specified repayment terms.

c)        On December 1, 2012, the Company entered into a consulting agreement with a former director of the Company. Pursuant to the agreement, the former director provided consulting services for the Company from December 1, 2012 to November 30, 2013 for consideration of $2,500 per month. During the three months ended September 30, 2014, the Company paid consulting fees of $nil (2013 – $7,500) to the director.

4.     Loans Payable

During the three months ended September 30, 2014, the Company received four loans for a total amount of $19,845 (June 30, 2014 - $19,845) from a non-related third party. The loans bear an 8 % interest rate and are due on demand. As at September 30, 2014, the Company recorded $1,766 (June 30, 2014 - $1,369) of interest payable.

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

We are a in the business of developing a social media and networking website, Quintup.comTM, intended to serve as a transactional marketplace for buyers and sellers of contract services, known as micro-jobs. Our operations are based in the Eastern African city of Nairobi, Kenya, and Quintup.com  TM  is intended and being designed for consumer markets in Eastern Africa, with a focus on Kenya, Tanzania and Uganda.

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

On December 1, 2012, we entered into a consulting agreement with the sole director of our company, Yasmeen Savji. Pursuant to the agreement, Yasmeen Savji will provide consulting services for our company from December 1, 2012 to November 30, 2013 for consideration of $2,500 per month. The consulting agreement was not renewed and on January 23, 2014. Ms. Savji resigned as our sole director and officer and Mr. Ben Ridding was appointed as president, secretary, treasurer and sole director.

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

At present, our cash requirements for the next 12 months outweigh the funds available to maintain or develop our business. Of the $211,000 that we require for the next 12 months, we had $2,692 in cash as of September 30, 2014. In order to improve our liquidity, we intend to pursue additional equity or debt financing from private investors or possibly a registered public offering. Other than as set out below, we currently do not have any arrangements in place for the completion of any further private placement financings and there is no assurance that we will be successful in completing any further private placement financings. If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our business activities and administrative expenses in order to be within the amount of capital resources that are available to us.

Results of Operations

Operating Expenses

Our operating expenses for the three month period ended September 30, 2014 and 2013 are outlined in the table below:

	Three	Three
	Months	Months
	Ended	Ended
	September 30,	September 30,
	2014	2013
Revenues	$0	$0
Operating Expenses	$40,796	$28,704
Net Loss	$(40,796)	$(28,704)

	Three	Three
	Months	Months
	Ended	Ended
	September 30,	September 30,
	2014	2013
Bank charges	$	$24
Foreign exchange (gain) loss	$(53)	$81
Interest expense	$397	$187
Professional fees	$12,500	$6,436
Consulting fees	$24,000	$7,500
Transfer agent and filing fees	$4,202	$14,476

During the three months ended September 30, 2014, our company incurred operating expenses of $40,796 compared with $28,704 for the three months ended September 30, 2013. The decrease in operating expenses was attributed to decreases in consulting fees and transfer agent and filing fees.

For the three months ended September 30, 2014, our company incurred a net loss of $40,796 or $0.00 loss per share compared with a net loss of $28,704 or $0.00 loss per share for the three months ended September 30, 2014.

Liquidity and Capital Resources

Working Capital

	At	At
	September 30,	June 30,
	2014	2014
Current Assets	$2,692	$2,705
Current Liabilities	$198,769	$157,986
Working Capital	$(196,077)	$(155,281)

Cash Flows

	Three	Three Months
	Ended	Ended
	September 30,	September 30,
	2014	2013
Net Cash Provided by (Used in) Operating Activities	$(13)	$(17,179)
Net Cash Provided by Financing Activities	$-	$17,095
Net Cash Provided by (Used In) Investing Activities	$0	$0
Net Increase (Decrease) In Cash During The Period	$(13)	$(84)

Cash Flow from Operating Activities

During the three months ended September 30, 2014, our company used $13 of cash for operating activities compared with the use of $17,179 during the three months ended September 30, 2013. The reduction was due to the prior period having additional reporting and disclosure costs.

Cash Flow from Financing Activities

During the three months ended September 30, 2014, our company received $0 from financing activities compared with $17,095 during the three months ended September 30, 2013.

Working Capital

At September 30, 2014, our company had a cash balance and total assets of $2,692 compared with cash balance and total assets of $2,705 as at September 30, 2013. The decrease in cash and total assets were attributed to filing and reporting costs with accountants, lawyers, auditors, and EDGAR agents.

As at September 30, 2014, our company had total liabilities of $198,769 compared with $157,986 as at September 30, 2013. The increase in total liabilities was attributed to increases in accounts payable and accrued liabilities of $49,120, related party payables of $128,068 and loans payable of 21,611.

As at September 30, 2014, our company had a working capital deficit of $196,077 compared with a working capital deficit of $155,281 as of September 30, 2013.

Going Concern

The accompanying financial statements have been prepared assuming that our company will continue as a going concern. As shown in the accompanying financial statements, our company incurred losses of $40,796 for the three months ended September 30, 2014, $245,082 since inception and has not yet produced revenues from operations. These factors raise substantial doubt about our company’s ability to continue as a going concern.

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

Earnings (Loss) Per Share

Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At September 30, 2014, our company has no potentially dilutive securities outstanding and accordingly, basic loss and diluted loss per share are the same.

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

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.           Defaults Upon Senior Securities

None.

Item 4.           Mine Safety Disclosures

Not applicable.

Item 5.           Other Information

None.

Item 6.           Exhibits

Exhibit Number	Description

(31)	Rule 13a-14(a)/15d-14(a) Certification
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1¤	Section 906 Certification under Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101	Interactive Data Files
101.INS 101.SCH 101.CAL 101.DEF 101.LAB 101.PRE

XBRL Instance Document

XBRL Taxonomy Extension Schema Document

XBRL Taxonomy Extension Calculation Linkbase Document

XBRL Taxonomy Extension Definition Linkbase Document

XBRL Taxonomy Extension Label Linkbase Document

XBRL Taxonomy Extension Presentation Linkbase Document

*      Filed herewith.

¤          This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended (Securities Act), or the Exchange Act.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUORUM CORP.

Dated: November 19, 2014	By:	/s/ Ben Ridding
Ben Ridding
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)