Form 10-Q
period 2014-12-31
QUORUM CORP
filed 2015-02-13
CIK 1557565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	December 31, 2014

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	333-183870

QUORUM CORP.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4629 Cass Street, Suite 186, San Diego, CA	92109
(Address of principal executive offices)	(Zip Code)

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

60,836,664 common shares issued and outstanding as of February 12, 2015.

PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

Quorum Corp.

December 31, 2014

                                                                                                                                                                                                     Index

Consolidated Balance Sheets................................................................................................................................................... F–1

Consolidated Statements of Operations................................................................................................................................. F–2

Consolidated Statements of Cash Flows................................................................................................................................ F–3

Notes to the Consolidated Financial Statements.................................................................................................................. F–4

Quorum Corp.

Consolidated Balance Sheets

(Expressed in US Dollars)

	December 31, 2014 (Unaudited)	June 30, 2014
ASSETS

Current Assets

Cash	$ 2,685	$ 2,705

Total Assets	$ 2,685	$ 2,705

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	$ 39,925	$ 32,734
Related party payables (Note 3)	152,038	104,038
Loans payable (Note 4)	38,839	21,214

Total Liabilities	230,802	157,986

Stockholders’ Deficit

Preferred stock, 100,000,000 shares authorized, $0.00001 par value; no shares issued and outstanding	–	–

Common stock, 100,000,000 shares authorized, $0.00001 par value; 60,836,664 shares issued and outstanding	608	608

Additional paid-in capital	48,397	48,397

Deficit	(277,122)	(204,286)

Total Stockholders’ Deficit	(228,117)	(155,281)

Total Liabilities and Stockholders’ Deficit	$ 2,685	$ 2,705

(The accompanying notes are an integral part of these consolidated financial statements)

Quorum Corp.

Consolidated Statements of Operations

(Expressed in US Dollars)

(Unaudited)

	For the Three Months Ended December 31, 2014	For the Three Months Ended December 31, 2013	For the Six Months Ended December 31, 2014	For the Six Months Ended December 31, 2013

Expenses

Bank charges	$ 23	$ (3)	$ 23	$ 21
Foreign exchange (gain) loss	(213)	(171)	(266)	(90)
Interest expense	628	343	1,025	530
Professional fees	6,032	4,125	18,282	10,561
Consulting fees	24,000	5,000	48,000	12,500
Transfer agent and filing fees	1,570	1,930	5,772	16,406

Total Expenses	32,040	11,224	72,836	39,928

Net Loss	$ (32,040)	$ (11,224)	$ (72,836)	$ (39,928)

Net Loss Per Share – Basic and Diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted Average Shares Outstanding	60,836,664	60,836,664	60,836,664	60,836,664

(The accompanying notes are an integral part of these consolidated financial statements)

Quorum Corp.

Consolidated Statements of Cash Flows

(Expressed in US Dollars)

(Unaudited)

	For the Six Months Ended December 31, 2014	For the Six Months Ended December 31, 2013

Cash Flows from Operating Activities

Net loss	$ (72,836)	$ (39,928)

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	7,191	6,971
Related party payables	48,000	12,500
Accrued interest payable	17,625	530

Net Cash Used In Operating Activities	(20)	(19,927)

Cash Flows from Financing Activities

Proceeds from loans payable	–	19,845

Net Cash Provided by Financing Activities	–	19,845

Decrease in Cash	(20)	(82)

Cash - Beginning of Period	2,705	8,689

Cash - End of Period	$ 2,685	$ 8,607

Supplementary Information:
Interest paid	$ –	$ –
Income taxes paid	$ –	$ –

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

These consolidated financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. For the period from inception on November 23, 2011 through December 31, 2014, the Company has incurred accumulated losses totalling $277,122. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

f)        Earnings (Loss) Per Share

Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. At December 31, 2014, the Company has no potentially dilutive securities outstanding and accordingly, basic loss and diluted loss per share are the same.

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

Quorum Corp.

Notes to the Consolidated Financial Statements

(Expressed in US Dollars)

(Unaudited)

3.     Related Party Transactions

a)       As of December 31, 2014, the Company owes a former director of the Company $47,491 (June 30, 2014 - $47,491) for administrative expenditures paid on behalf of the Company. The amount owed is unsecured, non-interest bearing, and has no specified repayment terms.

b)       As of December 31, 2014, the Company owes a director of the Company $8,547 (June 30, 2014 - $8,547) for administrative expenditures paid on behalf of the Company and $96,000 (June 30, 2014 - $48,000) for consulting services. The amount owed is unsecured, non-interest bearing, and has no specified repayment terms.

c)       On December 1, 2012, the Company entered into a consulting agreement with a former director of the Company. Pursuant to the agreement, the former director provided consulting services for the Company from December 1, 2012 to November 30, 2013 for consideration of $2,500 per month. During the six months ended December 31, 2014, the Company paid consulting fees of $nil (2013 – $12,500) to the director.

4.     Loans Payable

On August 1, 2013, the Company entered into a loan agreement in which the note holder agreed to provide a loan to the Company in the principal amount of up to $75,000.  The loan is unsecured, bears interest at 8% per annum and is due on demand. As at December 31, 2014, the note holder has provided $36,445 (June 30, 2014 - $19,845) to the Company pursuant to the loan agreement. As at December 31, 2014, the Company recorded $2,394 (June 30, 2014 - $1,369) of interest payable.

5.     Stockholders’ Equity

The Company’s authorized capital consists of 100,000,000 shares of common stock with a par value of $0.00001 per share and 100,000,000 shares of preferred stock with a par value of $0.00001 per share.

6.     Subsequent Events

On January 27, 2015, the Company received additional proceeds of $28,000 pursuant to the loan agreement described in Note 4.

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

Our authorized capital consists of 100,000,000 shares of common stock with a par value of $0.00001 and 100,000,000 shares of preferred stock with a par value of $0.00001. We have one wholly owned subsidiary, Chiswick Holdings Limited, a company incorporated in Kenya, through which all of our operations are conducted. Chiswick was incorporated on October 6, 2011 and carries on all of our business activities in Kenya.  Since we are in our startup stage, Chiswick has predominately been involved in attempting to secure contracts, developing a customer base, and conducting administrative activities such as setting up bank accounts, establishing relationships with service providers and establishing our office facilities.

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

Cash Requirements

We intend to begin our operations with the development of our website and then launch of our web service to launch for public testing. We estimate our operating expenses and working capital requirements for the next twelve month period to be as follows:

Estimated Expenses For the Next Twelve Month Period

Legal and accounting fees	$70,000
Website Development and Public launch Testing	$15,000
Technology Acquisition (Server and related equipment)	$15,000
Marketing and advertising	$10,000
Investor relations and capital raising	$10,000
Management fees	$10,000
Salaries and consulting fees	$36,000
General and administrative expenses	$45,000
Total	$211,000

At present, our cash requirements for the next 12 months outweigh the funds available to maintain or develop our business. Of the $211,000 that we require for the next 12 months, we had $2,685 in cash as of December 31, 2014. In order to improve our liquidity, we intend to pursue additional equity or debt financing from private investors or possibly a registered public offering. Other than as set out below, we currently do not have any arrangements in place for the completion of any further private placement financings and there is no assurance that we will be successful in completing any further private placement financings. If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our business activities and administrative expenses in order to be within the amount of capital resources that are available to us.

Results of Operations

For the three months ended December 31, 2014 and December 31, 2013

Our operating expenses for the three month period ended December 31, 2014 and 2013 are outlined in the table below:

	Three Months Ended December 31, 2014	Three Months Ended December 31, 2013
Revenues	$0	$0
Operating Expenses	$32,040	$11,224
Net Loss	$(32,040)	$(11,224)

	Three Months Ended December 31, 2014	Three Months Ended December 31, 2013
Bank charges	$23	$(3)
Foreign exchange (gain) loss	$(213)	$(171)
Interest expense	$628	$343
Professional fees	$6,032	$4,125
Consulting fees	$24,000	$5,000
Transfer agent and filing fees	$1,570	$1,930

During the three months ended December 31, 2014, our Company incurred operating expenses of $32,040 compared with $11,224 for the three months ended December 31, 2013. The increase in operating expenses was attributed to increase in consulting fees.

For the three months ended December 31, 2014, our company incurred a net loss of $32,040 or $0.00 loss per share compared with a net loss of $11,224 or $0.00 loss per share for the three months ended December 31, 2013.

 For the six months ended December 31, 2014 and December 31, 2013

Our operating expenses for the six month period ended December 31, 2014 and 2013 are outlined in the table below:

	Six Months Ended December 31, 2014	Six Months Ended December 31, 2013
Revenues	$0	$0
Operating Expenses	$72,836	$39,928
Net Loss	$(72,836)	$(39,928)

	Six Months Ended December 31, 2014	Six Months Ended December 31, 2013
Bank charges	$23	$21
Foreign exchange (gain) loss	$(266)	$(90)
Interest expense	$1,025	$530
Professional fees	$18,282	$10,561
Consulting fees	$48,000	$12,500
Transfer agent and filing fees	$5,772	$16,406

During the six months ended December 31, 2014, our Company incurred operating expenses of $72,836 compared with $39,928 for the six months ended December 31, 2013. The increase in operating expenses was attributed to increases in consulting fees and professional fees.

For the six months ended December 31, 2014, our company incurred a net loss of $72,836 or $0.00 loss per share compared with a net loss of $39,928 or $0.00 loss per share for the six months ended December 31, 2014.

Liquidity and Capital Resources

Working Capital

	At December 31, 2014	At June 30, 2014
Current Assets	$2,685	$2,705
Current Liabilities	$230,802	$157,986
Working Capital	$(228,117)	$(155,281)

Cash Flows

	Three Ended December 31, 2014	Three Months Ended December 31, 2013
Net Cash Provided by (Used in) Operating Activities	$(20)	$(19,927)
Net Cash Provided by Financing Activities	$-	$19,845
Net Cash Provided by (Used In) Investing Activities	$-	$-
Net Increase (Decrease) In Cash During The Period	$(20)	$(82)

Cash Flow from Operating Activities

During the three months ended December 31, 2014, our company used $(20) of cash for operating activities compared with the use of $(19,927) during the three months ended December 31, 2013. The reduction was due to the prior period having additional reporting and disclosure costs.

Cash Flow from Financing Activities

During the three months ended December 31, 2014, our company received $0 from financing activities compared with $19,845 during the three months ended December 31, 2013.

Working Capital

At December 31, 2014, our company had a cash balance and total assets of $2,685 compared with cash balance and total assets of $2,705 as at December 31, 2013. The decrease in cash and total assets were attributed to filing and reporting costs with accountants, lawyers, auditors, and EDGAR agents.

As at December 31, 2014, our company had total liabilities of $230,802 compared with $157,986 as at December 31, 2013. The increase in total liabilities was attributed to increases in accounts payable and accrued liabilities of $7,191, related party payables of $48,000 and loans payable of 17,625.

As at December 31, 2014, our company had a working capital deficit of $228,117 compared with a working capital deficit of $155,281 as of December 31, 2013.

Going Concern

The accompanying financial statements have been prepared assuming that our company will continue as a going concern. As shown in the accompanying financial statements, our company incurred losses of $277,122 for the three months ended December 31, 2014 and has not yet produced revenues from operations. These factors raise substantial doubt about our company’s ability to continue as a going concern.

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

Earnings (Loss) Per Share

Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At December 31, 2014, our company has no potentially dilutive securities outstanding and accordingly, basic loss and diluted loss per share are the same.

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

QUORUM CORP.

Dated: February 12, 2015	By:	/s/ Ben Ridding
Ben Ridding
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)