Form 10-K/A
period 2014-06-30
QUORUM CORP
filed 2015-03-27
CIK 1557565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendement No. 2

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	June 30, 2014
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	[ ] to [ ]
Commission file number	333-183870

QUORUM CORP.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4629 Cass Street, Suite 186, San Diego, CA	92109
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code:	(760) 454-1029

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

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

General Overview

We were incorporated on November 23, 2011, under the laws of the State of Nevada.  Our principal executive offices are located at 4629 Cass Street, Suite 186, San Diego, California.  Our telephone number is  (760) 454-1029.

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

Item 9A.        Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including our president (our principal executive officer, principal financial officer and principal accounting officer) as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Rule 13a-15(f). Our internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officer, and effected by our board of directors, to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2014. In making this assessment, the Company used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992 (“COSO”). Based upon our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting were not effective as of June 30, 2014.

Management has determined that, as of the December 31, 2014 measurement date, there were deficiencies in both the design and the effectiveness of our internal control over financial reporting. Management has assessed these deficiencies and determined that there were various material weaknesses in our internal control over financial reporting. The existence of a material weakness or weaknesses is an indication that there is a more than remote likelihood that a material misstatement of our financial statements will not be prevented or detected in a future period.

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

QUORUM CORP.
(Registrant)
Dated: March 27, 2015	/s/ Benjamin Ridding
Benjamin Ridding
President, Secretary, Treasurer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 27, 2015	/s/ Benjamin Ridding
Benjamin Ridding
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)