Form 10-Q
period 2015-03-31
QUORUM CORP
filed 2015-05-15
CIK 1557565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended			March 31, 2015
or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to
Commission File Number			333-183870
QUORUM CORP.
(Exact name of registrant as specified in its charter)
Nevada				N/A
(State or other jurisdiction of incorporation or organization)				(IRS Employer Identification No.)
4629 Cass Street, Suite 186 San Diego, CA				92109
(Address of principal executive offices)				(Zip Code)
(760) 454-1029
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
20,278,888 common shares issued and outstanding as of May 14, 2015.

PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

Our unaudited consolidated interim financial statements for the three month and nine month periods ended March 31, 2015 and March 31, 2014 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

Quorum Corp.

March 31, 2015

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

Quorum Corp.

Consolidated Balance Sheets

(Expressed in US Dollars)

	March 31, 2015	June 30, 2014
	(Unaudited)
ASSETS

Current Assets

Cash	$ 10,872	$ 2,705
Prepaid expense	8,667	-

Total Assets	$ 19,539	$ 2,705

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	$ 46,676	$ 32,734
Related party payables (Note 3)	152,150	104,038
Loans payable (Note 4)	67,941	21,214

Total Liabilities	266,767	157,986

Stockholders’ Deficit

Preferred stock, 100,000,000 shares authorized, $0.00001 par value; no shares issued and outstanding	–	–

Common stock, 100,000,000 shares authorized, $0.00001 par value; 20,278,888 shares issued and outstanding	203	203

Additional paid-in capital	48,802	48,802

Deficit	(296,233)	(204,286)

Total Stockholders’ Deficit	(247,228)	(155,281)

Total Liabilities and Stockholders’ Deficit	$ 19,539	$ 2,705

(The accompanying notes are an integral part of these consolidated financial statements)

Quorum Corp.

Consolidated Statements of Operations

(Expressed in US Dollars)

(Unaudited)

	For the Three Months Ended March 31, 2015	For the Three Months Ended March 31, 2014	For the Nine Months Ended March 31, 2015	For the Nine Months Ended March 31, 2014

Expenses

Bank charges	$ 194	$ (2)	$ 217	$ 19
Foreign exchange (gain) loss	(239)	(201)	(505)	(291)
Interest expense	1,102	443	2,127	973
Professional fees	8,759	14,249	27,041	24,810
Consulting fees	–	–	48,000	12,500
Transfer agent and filing fees	8,093	2,914	13,865	19,320
Travel expenses	1,202	–	1,202	–

Total Expenses	19,111	17,403	91,947	57,331

Net Loss	$ (19,111)	$ (17,403)	$ (91,947)	$ (57,331)

Net Loss Per Share – Basic and Diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted Average Shares Outstanding	20,278,888	20,278,888	20,278,888	20,278,888

(The accompanying notes are an integral part of these consolidated financial statements)

Quorum Corp.

Consolidated Statements of Cash Flows

(Expressed in US Dollars)

(Unaudited)

	For the Nine Months Ended March 31, 2015	For the Nine Months Ended March 31, 2014

Cash Flows from Operating Activities

Net loss	$ (91,947)	$ (57,331)

Changes in operating assets and liabilities:
Prepaid expense	(8,667)	-
Accounts payable and accrued liabilities	13,942	20,928
Related party payables	48,112	15,500
Accrued interest payable	2,127	973

Net Cash Used In Operating Activities	(36,433)	(19,930)

Cash Flows from Financing Activities

Proceeds from loans payable	44,600	19,845

Net Cash Provided by Financing Activities	44,600	19,845

Decrease in Cash	8,167	(85)

Cash - Beginning of Period	2,705	8,689

Cash - End of Period	$ 10,872	$ 8,604

Supplementary Information:
Interest paid	$ –	$ –
Income taxes paid	$ –	$ –

(The accompanying notes are an integral part of these consolidated financial statement)

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

These consolidated financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. For the period from inception on November 23, 2011 through March 31, 2015, the Company has incurred accumulated losses totalling $296,233. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.       Summary of Significant Accounting Policies

a)       Basis of Presentation

The unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended June 30, 2014, included in the Company’s Annual Report on Form 10-K/A filed on March 27, 2015, with the SEC.

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at March 31, 2015, and the results of its operations and cash flows for the three and nine months ended March 31, 2015 and 2014. The results of operations for the three months ended March 31, 2015, are not necessarily indicative of the results to be expected for future quarters or the full year.

b)       Principal of Consolidation

The consolidated financial statements include the accounts of Quorum Corp. and its 100% owned subsidiary, Chiswick Holdings Limited, a company incorporated in Kenya. All significant intercompany balances and transactions have been eliminated upon consolidation.

c)       Use of Estimates

The preparation of consolidated financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to income taxes. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

f)        Earnings (Loss) Per Share

Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. At March 31, 2015, the Company has no potentially dilutive securities outstanding and accordingly, basic loss and diluted loss per share are the same.

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

3.       Related  Party Transactions

a)       As of March 31, 2015, the Company owes a former director of the Company $47,489 (June 30, 2014 - $47,491) for administrative expenditures paid on behalf of the Company. The amount owed is unsecured, non-interest bearing, and has no specified repayment terms.

b)       As of March 31, 2014, the Company owes a director of the Company $8,661 (June 30, 2014 - $8,547) for administrative expenditures paid on behalf of the Company and $96,000 (June 30, 2014 - $48,000) for consulting services. The amount owed is unsecured, non-interest bearing, and has no specified repayment terms.

c)       On December 1, 2012, the Company entered into a consulting agreement with a former director of the Company. Pursuant to the agreement, the former director provided consulting services for the Company from December 1, 2012 to November 30, 2013 for consideration of $2,500 per month. During the nine months ended March 31, 2015, the Company paid consulting fees of $nil (2014 – $12,500) to the director.

4.       Loans  Payable

On August 1, 2013, the Company entered into a loan agreement in which the note holder agreed to provide a loan to the Company in the principal amount of up to $75,000.  The loan is unsecured, bears interest at 8% per annum and is due on demand. As at March 31, 2015, the note holder has provided $64,445 (June 30, 2014 - $19,845) to the Company pursuant to the loan agreement. As at March 31, 2015, the Company recorded $3,496 (June 30, 2014 - $1,369) of interest payable.

5.       Stockholders’ Equity

The Company’s authorized capital consists of 100,000,000 shares of common stock with a par value of $0.00001 per share and 100,000,000 shares of preferred stock with a par value of $0.00001 per share.

On February 20, 2015, the board of directors approved a reverse split of the issued and outstanding shares on the basis of 1 new share for each 3 existing shares. Upon effectiveness of the reverse split, the issued and outstanding shares of common stock decreased from 60,836,664 to 20,278,888. All share and per share amounts have been retroactively adjusted to reflect the reverse stock split.

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

General Overview

We were incorporated on November 23, 2011, under the laws of the State of Nevada.  Our principal executive offices are located at 4629 Cass Street, Suite 186, San Diego, CA.  Our telephone number is (760) 454-1029.

We are a development stage company and have been in the business of developing a social media and networking website, Quintup.comTM, intended to serve as a transactional marketplace for buyers and sellers of contract services, known as micro-jobs. Our operations have been based in the Eastern African city of Nairobi, Kenya, and Quintup.comTM was intended as being designed for consumer markets in Eastern Africa, with a focus on Kenya, Tanzania and Uganda.

Our website, Quintup.comTM, has been in the development stage. We have only recently begun operations, have no sales or revenues, and therefore rely upon the sale of our securities to fund our operations. We have a going concern uncertainty as of the date of our most recent financial statements.

Our Current Business

Our business plan has been to create and operate a micro jobs website, Quintup.comTM, that will serve as an online marketplace for the purchase and sale of personal services amongst individuals and businesses operating in Eastern Africa, namely Kenya, Tanzania, and Uganda.  Micro jobs websites have become increasingly popular in recent years as social market places for outsourcers of services and individuals or businesses seeking to hire those services.  The first micro job (also known as “micro work” or “micro gigs”) websites, such as the website established in 2008 by the non-profit group Samasource, were conceived in order to outsource series of small tasks that have been broken out of a larger digital based work projects and which could be completed over the Internet.  Typically, a micro job would take anywhere from one to fifteen minutes to complete, and would be performed in exchange for a proportionate wage. At present, micro jobs commonly refer to a broader range of internet and non-internet based services, although they typically involve services, such as data entry, bookkeeping, research, graphic design, photography, marketing, word processing or creative writing, the product of which may be delivered or verified over the Internet.

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

At present, our cash requirements for the next 12 months outweigh the funds available to maintain or develop our business. Of the $211,000 that we require for the next 12 months, we had $10,872 in cash as of March 31, 2015. In order to improve our liquidity, we intend to pursue additional equity or debt financing from private investors or possibly a registered public offering. Other than as set out below, we currently do not have any arrangements in place for the completion of any further private placement financings and there is no assurance that we will be successful in completing any further private placement financings. If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our business activities and administrative expenses in order to be within the amount of capital resources that are available to us.

Results of Operations

Operating Expenses

Our operating expenses for the three and nine month periods ended March 31, 2015 and 2014 are outlined in the table below:

		Three		Three		Nine		Nine
		Months		Months		Months		Months
		Ended		Ended		Ended		Ended
		March31,		March31,		March31,		March31,
		2015		2014		2015		2014
Revenues	$	Nil	$	Nil	$	Nil	$	Nil
Operating Expenses		$19,111		$17,403		$91,947		$57,331
Net Loss		$(19,111)		$(17,403)		$(91,947)		$(57,331)

From our inception on November 23, 2011 to March 31, 2015, we did not have any operating revenues.

		Three		Three		Nine		Nine
		Months		Months		Months		Months
		Ended		Ended		Ended		Ended
		March31,		March31,		March31,		March31,
		2015		2014		2015		2014
Bank charges		$194		$(2)		$217		$19
Foreign exchange (gain) loss		$(239)		$(201)		$(505)		$291
General and administrative	$	Nil	$	Nil	$	Nil	$	Nil
Interest expense		$1,102		$443		$2,127		$973
Professional fees		$8,759		$14,249		$27,041		$24,810
Consulting fees	$	Nil	$	Nil		$48,000		$12,500
Transfer agent and filing fees		$8,093		$2,914		$13,865		$19,320

During the three months ended March 31, 2015, our company incurred operating expenses of $19,111 compared with $17,403 for the three months ended March 31, 2014. The increase in operating expenses was attributed to increase in transfer agent and filing fees to $8,093 from $2,914, offset by a decrease in professional fees.

For the three months ended March 31, 2015, our company incurred a net loss of $19,111 or $0.00 loss per share compared with a net loss of $17,403 or $0.00 loss per share for the three months ended March31, 2014.

During the nine months ended March 31, 2015, our company incurred operating expenses of $91,947 compared with $57,331 for the nine months ended March 31, 2014. The increase in operating expenses was attributed to increases in consulting fees of $37,000.

For the nine months ended March 31, 2015, our company incurred a net loss of $91,947 or $0.00 loss per share compared with a net loss of $57,331 or $0.00 loss per share for the nine months ended March 31, 2014.

Liquidity and Capital Resources

Working Capital
	At	At
	March31,	June 30,
	2015	2014
Current Assets	$19,539	$2,705
Current Liabilities	$266,767	$157,986
Working Capital	$(247,228)	$(155,281)

Cash Flows

		Nine months		Nine months
		Ended		Ended
		March31,		March31,
		2015		2014
Net Cash Provided by (Used in) Operating Activities		$(36,433)		$(19,930)
Net Cash Provided by Financing Activities	$	Nil	$	Nil
Net Cash Provided by (Used In) Investing Activities		$44,600		$19,845
Net Increase (Decrease) In Cash During The Period		$8,167		$(85)

Cash Flow from Operating Activities

During the nine months ended March 31, 2015, our company used $36,433 of cash for operating activities compared with the use of $19,930 during the nine months ended March31, 2014. The increase in the use of cash for operating activities was due to increases in prepaid expense of $8,667, related party payables of $32,612 and accrued interest payables of $1,154 and decrease in accounts payable and accrued liabilities of $6,986.

Cash Flow from Financing Activities

During the nine months ended March 31, 2015, our company received $44,600 from financing activities compared with $19,845 during the nine months ended March31, 2014.

At March 31, 2015, our company had a cash balance of $10,812 and prepaid expense of $8,667 and total assets of $19,539 compared with cash balance and total assets of $2,705 as at June 30, 2014. The increase in cash and total assets were attributed to increase in loan payable.

As at March 31, 2015, our company had total liabilities of $266,767 compared with $157,986 as at June 30, 2014. The increase in total liabilities was attributed to increases, related party payables of $48,112 and loans payable of $46,727.

As at March 31, 2015, our company had a working capital deficit of $247,228 compared with a working capital deficit of $155,281 as at June 30, 2013.

Going Concern

The accompanying financial statements have been prepared assuming that our company will continue as a going concern. As shown in the accompanying financial statements, our company incurred losses of $91,947 for the nine month period ended March 31, 2015 and has not yet produced revenues from operations. These factors raise substantial doubt about our company’s ability to continue as a going concern.

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

Earnings (Loss) Per Share

Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. At March 31, 2015, our company has no potentially dilutive securities outstanding and accordingly, basic loss and diluted loss per share are the same.

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

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.           Defaults Upon Senior Securities

None.

Item 4.           Mine Safety Disclosures

Not applicable.

Item 5.           Other Information

On April 27, 2015, our officer and director, Ben Ridding, entered into a Stock Purchase Agreement with Ami James, pursuant to which Mr. James purchased 10,833,334 shares of our common stock from Mr. Ridding.   On April 27, 2015, the shares were transferred from Mr. Ridding to Mr. James, resulting in a change of control of the Company.  These shares are approximately 53.42% of the issued and outstanding shares of common stock of the Company.  On April, 27, 2015 Mr. Ridding resigned as our sole officer and director, and Mr. James was appointed as our sole officer and director.  For information on our new officer and director, see Item 5.02 below.

Other than as disclosed in this Current Report on Form 8-K, the Company is not aware of any agreements or understandings among Mr. Ridding, Mr. James, or their affiliates or associates with respect to the election of directors of the Company or other matters relating to the Company.  The Company is not aware of any arrangements which may at a future date result in a change of control of the Company.

On April 27, 2015, Mr. Ridding resigned as our sole officer and director and Mr. James was appointed as our sole officer and director.

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

QUORUM CORP.

Dated: May15, 2015	By:	/s/ Ami James
Ami James
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)