Form 10-K
period 2015-06-30
AMI JAMES BRANDS, INC.
filed 2015-10-14
CIK 1557565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
X .	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	June 30, 2015
.	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	[ ] to [ ]
Commission file number	333-183870

Ami James Brands, Inc
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1360 Washington Ave. Miami Beach, FL	33139
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code:	305-531-4556

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.

Yes      .  No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act

Yes  X .  No      .

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.

Yes  X .  No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes      . No  X .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter)  is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.       .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer      .

Accelerated filer      .

Non-accelerated filer      .

Smaller reporting company  X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes      . No  X .

The aggregate market value of Common Stock held by non-affiliates of the Registrant on June 30, 2015 was $0 based on a $0 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date:

20,278,906 common shares as of June 30, 2015.

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

As used in this annual report, the terms “we”, “us”, “our” and “our company”, mean Quorum Corp, Ami James Brands, Inc. as it was renamed following the date of this Form 10-k.

Our Current Business

By utilizing the trademarks acquired through the License Agreement (the “Exclusive License”) we intend to design, market, distribute, and sells apparel under the brand names “Ami James” and “Ami James Ink” to fashion-conscious consumers on four continents, including North America, Europe, Asia, and South America. The Exclusive License grants the Company the right to design, develop, manufacture, distribute and sell a menswear line, a boyswear line, a girlswear line, an infant and toddler line and an accessory line.

We intend to utilize various contract manufacturers located in The United States, Mexico, South America, and Asia for the manufacture of our assorted products. We envision that all garments will be sourced, designed and manufactured by people with unique strengths, skills, and craftsmanship to create premium quality and reliable products that are in high demand with our targeted affluent demographics. We seek to continue to build our brand recognition that is characterized by unique style, timelessness, utility, and quality, as opposed to merely following prevailing fads or trends that do not have the same degree of potential growth or longevity over time.

Government Regulation

Our business operations are subject to several international and domestic laws including labor and employment laws, laws governing advertising and promotions, privacy laws, safety regulations, import/export restrictions, consumer protection regulations that govern product standards and labeling, and several other regulations. We believe that we are currently in material compliance with all such applicable laws.

For the current portfolio products and any potential products we believe will fall under the U.S. Consumer Product Safety Commission (CPSC) regulatory umbrella. The CPSC provides regulatory oversight for Clothing, flammable goods, furniture, hazardous substances, household chemicals, packaging, recreational consumer products, recreational vehicles, refrigerator, toys. As applicable, the Licensee shall comply with all regulatory and other agencies, including governmental and private, as applicable, in the marketing, distribution, and/or selling of the Products. Licensor shall provide any approvals, as applicable, to Licensee, that would be beneficial in the efforts of the Licensee.

We are currently not aware of any new legislation or regulation that may or may not apply to current and future products within the brand portfolio. However, in a constantly evolving global business environment we will rely on its management teams experience and advice from legal counsel.

Our e-commerce website and online content are subject to government regulation of the Internet in many areas, including user privacy, telecommunications, data protection, and commerce. The application of these laws and regulations to our business is often unclear and sometimes may conflict. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy, advertising, etc. apply to the Internet. Nonetheless, laws and regulations directly applicable to Internet communications, commerce and advertising are becoming more prevalent. Due to the increasing popularity and use of the Internet, it is possible that laws and regulations may be adopted covering issues such as user privacy, content, quality of products and much more. Further, the growth and development of the market for e-commerce may prompt calls for more stringent consumer protection laws, which may impose additional burdens on companies conducting business online. Compliance with these regulations may involve significant costs or require changes in business practices that result in reduced revenue. Noncompliance could result in penalties being imposed on us or orders that we stop the alleged noncompliant activity. We believe that we are currently in material compliance with all such applicable laws.

Products and Services

We intend to sell all product categories manufactured by Ami James Ink with an initial focus on the diverse apparel categories.

Denim

We currently offer both a men’s and women’s line of jeans and pants.

T-Shirts and Tops

The T-shirts and Tops represent the most artistic diversity of all our product offerings.

Caps, Beanies and Accessories

Footwear

Ami James Ink has pre-existing collaborative footwear pieces in the market which will provide a springboard for the Company to expand its footwear line with Ami James designed exclusive footwear and new licensing options that exist.

Seasonal and special edition items

Periodically, opportunities exist whereby corporations have retained Mr. James to develop special edition or limited edition products. Such is the case with Hummel for sneakers, Motorola unveiled an Ami James limited edition Razr phone in 2013 and custom designed motorcycles have also been crafted

Consumer Direct Segment

Our Consumer Direct segment sells our products from our e-commerce site, www.amijamesbrands.com. We accept and fill all customer orders received through our website internally. Additionally, we will focus and dedicate resources to expanding brand awareness through both social media and traditional online brand awareness strategies will be implemented. With Ami James work with prominent tattoo portals and an established social media presence the online growth will be a major source of growth. Statista projects US online apparel and accessory revenue to exceed 86 billion by 2018.

Market Overview

In 2012, The Harris Poll did an online poll of 2016 adults and currently one in five U.S. adults has at least one tattoo (21%) which is up from the 16% and 14% who reported having a tattoo when this question was asked in 2003 and 2008, respectively. Tattoos seem to be most prevalent in the West — 26% of adults in that region report having at least one — compared to fewer in the East (21%), Midwest (21%) and South (18%). Adults aged 30-39 are most likely to have a tattoo (38%) compared to both those younger (30% of those 25-29 and 22% of those 18-24) and older (27% of those 40-49, 11% of those 50-64 and just 5% of those 65 and older). Women are slightly more likely than men, for the first time since this question was first asked, to have a tattoo (now 23% versus 19%). IBIS World estimates the tattoo industry to be the 6th fastest growing retail industry with an estimated 3 billion dollars in revenue and over 147 million Google searches a month. It is the crossover into mainstream fashion and apparel that provides an even greater market opportunity.

The diversity of product categories within the apparel industry will allow Ami James Brands to follow consumer trends as they pertain to demand.

Retain/Wholesale Segment

Currently our products are sold at all 5 tattoo shops operated by Ami James. Currently, tattoo studios are operated in Manhattan, Miami, North Carolina, Brazil and the UK. This account along with other retail accounts will be managed by the Company. There is a central showroom in the fashion district of Los Angeles, which allows retailers and wholesalers to see seasonal fashions.

Core Services Segment

The Core Services segment provides product design, distribution, marketing, e-commerce and other overhead resources to the Wholesale and Consumer Direct segments.

Design and Product Development

Mr. James is our principal designer and leads the vision of the Company. We do not currently have a formal research and development effort but we intend to continue to develop new merchandise styles for each seasonal collection. The development of our products from concept through manufacturing is engineered to be not only fashionable but durable as well.

Sources and Availability of Raw Materials

The fabrics used in our products are sourced from fabric manufacturers located in throughout the world. Although we do not currently have any long-term agreements in place for the supply of our fabrics, threads or other components, such high quality fabrics are currently readily available from a number of suppliers, including mills located both in the United States and abroad.

Quality Control

Our quality control program ensures that products meet our high quality standards. Random inspections of our products occur when our products are received in our distribution center. We believe that our quality control policy is integral in maintaining the quality, consistency and reputation of our products.

Distribution

We intend to expand globally through new and established distribution channels including wholesale, retail, e-commerce, concessions, and franchise and licensing agreements to further expand global brand exposure and new opportunities to increase sales revenue.

Marketing

We intend to manage and incubate new and innovative products and brands within and outside of the human artistry and apparel markets. With the first portfolio brand having an established name and existing infrastructure the focus of Ami James lies primarily in managing and expanding the brand. Brand expansion and sales are often correlated therefore existing accounts of the licensor will now be managed by the licensee. We market our products to domestic and international wholesale customers by participating in industry trade shows around the world and through our e-commerce website, we also maintain an active social media presence. Our marketing and public relations strategy is designed to communicate the signature design aesthetic and lifestyle of our brand. Mr. James oversees every aspect of our marketing, which allows us to set the tone for integrity, consistency and direction of the brand image worldwide.

Our marketing consists of a variety of channels including: national and international print advertising, strategic outdoor advertising, in-store advertising, digital advertising, guerilla marketing, involvement in the art community and social media. This mix of media and channels is designed to support the brand's growth across diverse consumer groups and markets.

Business Strategy

Over the next five years, we anticipate that our growth strategy will focus on the following five key areas:

.	Increase Global Wholesale Sales

We aim to expand our Wholesale segment by employing three key showrooms at global trade shows that we participate in, with the intention of further penetrating the Asian, European and American markets. The trade show circuit operates in conjunction with the global fashion weeks (Milan, Paris, London and New York). We believe that increased involvement in trade shows will enable us to further expose the brand, explore a larger sales field and develop new relationships with retailers, which will potentially lead to increased revenues and greater brand awareness.

.	Invest in Online Development and E-commerce Activity

We currently offer a globally accessible transactional website, www.amijamesbrands.com, which allows anyone with Internet access to purchase our products online. We are currently working with a website developer to make key operational advances to our website such as development of user-friendly operations and layout improvements. Further, we intend to present a greater number of products on our website and expand into further marketing techniques such as affiliate marketing and advertisement opportunities.

.	Establish Stores and Seek Partnership Opportunities

We feel that the introduction and expansion of our own stores will allow for stronger brand positioning and increased exposure.

.	Diversify and Expand our Product Portfolio

We will continue to expand and strengthen our current product portfolio while exploring opportunities to diversify into new product categories within a ready-to-wear line. We believe that diversification engages new consumer interest and enables the brand to benefit from a proactive and developing brand image while stimulating revenue from increased buyer interest and awareness of the brand. Furthermore, we anticipate that expansion of our collection will enable wholesale activity to flourish as well as increased online sales.

.	Expand our Team

Our team will rely on industry specialists with varied skills and backgrounds who engage in overlapping roles and responsibilities for different segments of our business. In the next five years, we aim to increase the number of direct in-house employees to five people. Further, we intend to allocate a specific area(s) of our business strategy to a specific employee or employees and will focus on developing that employee’s skills in that area of responsibility. Such areas of responsibility will include sales, website and social media, design and production, marketing, public relations, administration, finance and product development. The expansion of our team will allow for focused development of all areas of our business.

Intellectual Property

The “Ami James” and “Ami James Ink” brands are trademarked in the United States. Additionally, the company intends to file and prosecute additional trademark applications as may be deemed necessary for the expansion of our business. Generally, our trademarks remain valid and enforceable so long as we continue to use the marks in commerce and the required registration renewals are filed. We consider our trademarks to be valuable assets in the marketing of our products and seek to protect them from infringement worldwide.

Employees

We currently have no employees.

Competition

The overall tattoo and human artistry market is very fragmented. Very few national, recognizable brands exist within the industry Tattoo artists typically operate small boutiques that rely on foot traffic and word of mouth. While the industry has gained more mainstream acceptance brands such as Ed Hardy have greatly benefited in the apparel and licensing spaces as envisioned by the acquisition of Ed Hardy by powerhouse Iconix Brands (ICON:NASDAQ). With the lack of national brands offering tattoo based lifestyle products the overall completion for Ami James brands is very fragmented and leaves opportunities for growth within mid-tier companies.

However, there can be no assurance that even if we do these things we will be able to compete effectively with the other companies in our industry.

Our competitive strength will depend on our ability to:

• anticipate and respond to changing consumer demands in a timely manner;

• maintain and increase favorable brand recognition;

• develop and produce high quality products that appeal to consumers;

• appropriately price our products;

• maintain the high quality of our products;

• ensure product availability;

• expand our product portfolio;

• add members to our team who possess the skills, know-how and desire to help us succeed;

• maintain an active role in the fashion industry;

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

Item 1B.

Unresolved Staff Comments

None.

Item 2.

Properties

We have maintained executive offices at 1360 Washington Ave. Miami Beach, FL 33139. There are no expenses currently associated with this space. We believe that our office space is adequate for our current needs, but growth potential may require a facility due to anticipated addition of personnel. We do not have any policies regarding investments in real estate, securities or other forms of property.  We do not own any real property.

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

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is currently quoted on the OTC Bulletin Board. Our common stock has been quoted on the OTC Bulletin Board since April 12, 2013 under the symbol “QUOR”.  Subsequent to this Form 10-K, our common stock began being quoted on the OTC Bulletin Board under the symbol “AJBI” as of September 23, 2015.

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

Our common shares are issued in registered form. Empire Stock Transfer, 1859 Whitney Mesa Dr., Henderson, NV 89014, Phone: (702) 818-5898, is the registrar and transfer agent for our common shares.

Holders

As of June 30, 2015, there were 6 holders of record of our common stock. As of such date, 20,278,906 shares of our common stock were issued and outstanding.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended June 30, 2015.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended June 30, 2015.

Item 6.

Selected Financial Data

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

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

Results of Operations for our Years Ended June 30, 2015 and 2014

Our net loss for the years ended June 30, 2015 and 2014. are summarized as follows:

	For the	For the
	Year	Year
	Ended	Ended
	June 30,	June 30,
	2015	2014
Expenses

Bank charges	$833	$72
Foreign exchange (gain) loss	(416)	(325)
General and administrative	–	7,547
Interest expense	3,476	1,369
Professional fees	32,942	38,560
Consulting fees	48,000	60,500
Transfer agent and filing fees	22,455	24,732
Travel expenses	1,217	–
Total Expenses	108,507	132,455
Net Loss	$(108,507)	$(132,455)

General and Administrative

In the year ended June 30, 2015, we incurred net loss of $108,507 compared to $132,455 in the year ended June 30, 2014. Our net loss decreased $23,948 from June 30, 2014 to June 30, 2015 primarily as a result of an decrease in general and administrative fees, professional fees, consulting fees and transfer agent and filing fees.

Revenue

We have not earned any revenues since our inception.

Liquidity and Financial Condition

Working Capital

	At June 30,	At June 30,
	2015	2014
Current Assets	$6,707	$2,705
Current Liabilities	$270,495	$157,986
Working Capital (Deficit)	$(270,788)	$(155,281)

Our total current assets as of June 30, 2015 were $6,707 as compared to total current assets of $2,705 as of June 30, 2014. The increase was due prepaid expenses during fiscal 2015. Our total current liabilities as of June 30, 2015 were $270,495 as compared to total current liabilities of $157,986 as of June 30, 2014. The increase of $112,509 in current liabilities was attributed to an increase in our accounts payable and accrued liabilities and related party payables and loans payable.

Cash Flows

	For the Year Ended June 30th, 2015	For the Year Ended June 30th, 2014

Cash Flow Used In Operating Activities	$(50,515)	$(25,829)

Cash Flows provided by (used in) investing activities	NIL	NIL

Cash Flows from Financing Activities	$49,100	$19,845

Net increase (decrease) in cash during the year	$(1,415)	$(5,984)

Operating Activities

Cash used by operating activities increased from $25,829 to $50,515 due to the operating expenses and changes in operating assets and liabilities.

Investing Activities

We did not have any investing activities during the years ended June 30, 2015 and 2014.

Financing Activities

During the year ended June 30, 2015, our company received $49,100 from financing activities compared with $19,845 during the year ended June 30, 2014.

Plan of Operation

We anticipate that we will meet our ongoing cash requirements through equity or debt financing.  We estimate that our expenses over the next 12 months (beginning July 2015) will be approximately $507,500 as described in the table below.  These estimates may change significantly depending on the nature of our future business activities and our ability to raise capital from shareholders or other sources.

Description	Estimated Completion Date	Estimated Expenses ($)
Legal and accounting fees	12 months	100,000
Website Development and Beta Testing	12 months	7,500
License Acquisition	12 months	75,000
Marketing and advertising	12 months	100,000
Investor relations and capital raising	12 months	25,000
Management fees (1)	12 months	50,000
Salaries and consulting fees (2)	12 months	100,000
General and administrative expenses (3)	12 months	50,000
Total		$507,500

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

Based on our cash position, of $6,707 as at the date of June 30, 2015, in order to achieve our cash requirement of $507,500, we must raise $500,793.  If we are not able to raise the full $500,793 to implement our business plan as anticipated, we will scale our business development in line with available capital.  Our primary priority will be to retain our reporting status with the Securities and Exchange Commission which means that we will first ensure that we have sufficient capital to cover our legal and accounting expenses.  Once these costs are accounted for, in accordance with how much financing we are able to secure, we will focus on the development of our website and technological infrastructure, and the marketing and advertising of our services.  We will likely not expend funds on the remainder of our planned activities unless we have the required capital.

Contractual Obligations

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Going Concern

The accompanying financial statements have been prepared assuming that our company will continue as a going concern. As shown in the accompanying financial statements, our company incurred losses of $108,507for the year ended June 30, 2015 and has not yet produced revenues from operations. These factors raise substantial doubt about our company’s ability to continue as a going concern.

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

Earnings (Loss) Per Share

Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At June 30, 2015, our company has no potentially dilutive securities outstanding and accordingly, basic loss and diluted loss per share are the same.

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

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 8.

Financial Statements and Supplementary Data

Ami James Brands, Inc.

(Formerly Quorum Corp.)

June 30, 2015

Index

Report of Independent Registered Public Accounting Firm

F–2

Consolidated Balance Sheets

F–3

Consolidated Statements of Operations

F–4

Consolidated Statements of Stockholder’s Deficit

F–5

Consolidated Statements of Cash Flows

F–6

Notes to the Consolidated Financial Statements

F–7

PLS CPA, A PROFESSIONAL CORP.

t 4725 MERCURY STREET #210 t SAN DIEGO t CALIFORNIA 92111t

t TELEPHONE (858)722-5953 t FAX (858) 761-0341  t FAX (858) 433-2979

t E-MAIL changgpark@gmail.com t

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Ami James Brands, Inc.

(formerly Quorum Corp.)

We have audited the accompanying balance sheet of Ami James Brands, Inc. (formerly Quorum Corp.) (the “Company”) as of June 30, 2015 and 2014 and the related statements of operations, changes in shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Quorum Corp. as of June 30, 2015 and 2014, and the result of its operations and its cash flows for the years then ended  in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/PLS CPA

____________________

 PLS CPA, A Professional Corp.

October 13, 2015

San Diego, CA. 92111

Ami James Brands, Inc.

(Formerly Quorum Corp.)

Consolidated Balance Sheets

(Expressed in US Dollars)

	June 30,	June 30,
	2015	2014

ASSETS

Current Assets

Cash	$1,290	$2,705
Prepaid expense	5,417	–

Total Assets	$6,707	$2,705

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	$44,555	$32,734
Related party payables (Note 3)	152,150	104,038
Loans payable (Note 4)	73,790	21,214

Total Liabilities	270,495	157,986

Stockholders’ Deficit

Preferred stock, 100,000,000 shares authorized, $0.00001 par value; no shares issued and outstanding	–	–

Common stock, 100,000,000 shares authorized, $0.00001 par value; 20,278,888 shares issued and outstanding	203	203

Additional paid-in capital	48,802	48,802

Deficit	(312,793)	(204,286)

Total Stockholders’ Deficit	(263,788)	(155,281)

Total Liabilities and Stockholders’ Deficit	$6,707	$2,705

(The accompanying notes are an integral part of these consolidated financial statements)

Ami James Brands, Inc.

(Formerly Quorum Corp.)

Consolidated Statements of Operations

(Expressed in US Dollars)

	For the	For the
	Year	Year
	Ended	Ended
	June 30,	June 30,
	2015	2014

Expenses

Bank charges	$833	$72
Foreign exchange (gain) loss	(416)	(325)
General and administrative	–	7,547
Interest expense	3,476	1,369
Professional fees	32,942	38,560
Consulting fees	48,000	60,500
Transfer agent and filing fees	22,455	24,732
Travel expenses	1,217	–

Total Expenses	108,507	132,455

Net Loss	$(108,507)	$(132,455)

Net Loss Per Share – Basic and Diluted	$(0.01)	$(0.01)

Weighted Average Shares Outstanding	20,278,888	20,278,888

(The accompanying notes are an integral part of these consolidated financial statements)

Ami James Brands, Inc.

(Formerly Quorum Corp.)

Consolidated Statements of Stockholders’ Deficit

For the Years Ended June 30, 2014 and 2015

(Expressed in US Dollars)

			Additional
	Common		Paid-in
	Stock	Amount	Capital	Deficit	Total

Balance – June 30, 2013	20,278,888	$203	$48,802	$(71,831)	$(22,826)

Net loss for the year	–	–	–	(132,455)	(132,455)

Balance – June 30, 2014	20,278,888	203	48,802	(204,286)	(155,281)

Net loss for the year	–	–	–	(108,507)	(108,507)

Balance – June 30, 2015	20,278,888	$203	$48,802	$(312,793)	$(263,788)

(The accompanying notes are an integral part of these consolidated financial statements)

Ami James Brands, Inc.

(Formerly Quorum Corp.)

Consolidated Statements of Cash Flows

(Expressed in US Dollars)

	Year	Year
	Ended	Ended
	June 30, 2015	June 30, 2014

Cash Flows from Operating Activities

Net loss	$(108,507)	$(132,455)

Changes in operating assets and liabilities:
Prepaid expenses	(5,417)	–
Accounts payable and accrued liabilities	11,823	25,411
Related party payables	48,110	79,846
Accrued interest payable	3,476	1,369

Net Cash Used In Operating Activities	(50,515)	(25,829)

Cash Flows from Financing Activities

Proceeds from loans payable	49,100	19,845

Net Cash Provided by Financing Activities	49,100	19,845

Decrease in Cash	(1,415)	(5,984)

Cash - Beginning of Period	2,705	8,689

Cash - End of Period	$1,290	$2,705

Supplementary Information:

Interest paid	$-	$-
Income taxes paid	$-	$-

(The accompanying notes are an integral part of these consolidated financial statements)

1.

Nature of Business and Continuance of Operations

Ami James Brands, Inc. (formerly Quorum Corp.) (the “Company”) was incorporated in the State of Nevada on November 23, 2011. The core operations of the Company derives from the power of social networking and online marketing in order to create links between buyers and sellers of specialty services.  The principal service of the Company’s operating website quintup.com, is a link between buyers and sellers. Sellers on the website offer “micro-jobs,” or services, sometimes referred to as “gigs” to sellers who search for services throughout the website. Quorum’s website is a medium to which buyers and sellers can come together, where sellers can sell their specialty services, and buyers can purchase these services.  The current target markets for the Company are the eastern African markets of Kenya, Uganda and Tanzania. The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. Upon execution of the License Agreement as described in Note 6, the Company plans to change its business direction to focus on the manufacturing, distribution, sales and marketing of the Ami James brand.

These consolidated financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. For the period from inception on November 23, 2011 through June 30, 2015, the Company has incurred accumulated losses totalling $312,793. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

f)

Earnings (Loss) Per Share

Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At June 30, 2015, the Company has no potentially dilutive securities outstanding and accordingly, basic loss and diluted loss per share are the same.

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

3.

Related Party Transactions

a)

As of June 30, 2015, the Company owes a former director of the Company $47,489 (2014 - $47,491) for administrative expenditures paid on behalf of the Company. The amount owed is unsecured, non-interest bearing, and has no specified repayment terms.

b)

As of June 30, 2015, the Company owes a former director of the Company $8,661 (2014 - $8,547) for administrative expenditures paid on behalf of the Company and $96,000 (2014 - $48,000) for consulting services. The amount owed is unsecured, non-interest bearing, and has no specified repayment terms.

c)

On December 1, 2012, the Company entered into a consulting agreement with a former director of the Company. Pursuant to the agreement, the former director provided consulting services for the Company from December 1, 2012 to November 30, 2013 for consideration of $2,500 per month. During the year ended June 30, 2015, the Company paid consulting fees of $nil (2014 – $12,500) to the director. The agreement was terminated on April 27, 2015.

d)

On July 2, 2015, the Company entered into a Trademark License Agreement with Ami James Ink, LLC, a California limited liability company. The Company’s sole officer and director, Ami James, is a shareholder and director of Ami James Ink, LLC.

4.

Loans Payable

On August 1, 2013, the Company entered into a loan agreement in which the note holder agreed to provide a loan to the Company in the principal amount of up to $75,000.  The loan is unsecured, bears interest at 8% per annum and is due on demand. As at June 30, 2015, the note holder has provided $68,945 (2014 - $19,845) to the Company pursuant to the loan agreement. As at June 30, 2015, the Company recorded $4,845 (2014 - $1,369) of interest payable.

5.

Stockholders’ Equity

The Company’s authorized capital consists of 100,000,000 shares of common stock with a par value of $0.00001 per share and 100,000,000 shares of preferred stock with a par value of $0.00001 per share.

On February 20, 2015, the board of directors approved a reverse split of the issued and outstanding common shares on the basis of 1 new common share for each 3 existing common shares. Upon effectiveness of the reverse split, the issued and outstanding shares of common stock decreased from 60,836,664 to 20,278,888. All share and per share amounts have been retroactively adjusted to reflect the reverse stock split.

6.

Commitment

On July 2, 2015, the Company entered into a Trademark License Agreement (the “License Agreement”) with Ami James Ink, LLC (the “Licensor,” or “AJI”), a California limited liability company. The Company’s sole officer and director, Ami James, is a shareholder and director of AJI (the “AJI Shareholder”). Pursuant to the License Agreement, the Company acquired the exclusive worldwide rights, for a period of 10 years, to various trademarks, which the Company intends to utilize for the manufacture, distribution, sales and marketing of certain Ami James branded products within the apparel industry. As consideration for the exclusive license granted under the License Agreement, the Company shall pay a royalty to AJI of ten percent (10%) of all net sales of licensed products. Additionally, AJI may, at its sole discretion, convert payments due AJI pursuant to the License Agreement into shares of common stock at a twenty percent (20%) discount.

7.

Income Taxes

The Company is subject to United States federal and state income taxes at an approximate rate of 35%. The reconciliation of the provision for income taxes at the United States federal and state statutory rate compared to the Company’s income tax expense as reported is as follows:

	June 30,	June 30,
	2015	2014

Income tax benefit computed at the statutory rate	$37,978	$46,360
Change in valuation allowance	(37,978)	(46,360)

Provision for income taxes	$–	$–

Significant components of the Company’s deferred tax assets and liabilities as at June 30, 2015 and 2014 after applying enacted corporate income tax rates, are as follows:

	June 30,	June 30,
	2015	2014
Deferred income tax assets
Net operating losses	$109,478	$71,500
Valuation allowance	(109,478)	(71,500)

Net deferred income tax assets	$–	$–

The Company has net operating loss carryforwards of $312,793 which expire commencing in 2032.

8.

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

Name	Position Held with our Company	Age	Date First Elected or Appointed
Ami James	Sole Officer and Director	43	April 27, 2015

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Ami James – President, Secretary, Treasurer and Director

Ami James, 43, is a body artistry and fashion entrepreneur who opened his first tattoo studio in Miami which was the subject of TLC's reality show "Miami Ink".   Following the success of the first reality show and gaining an artistic and elevated reputation within the industry and amongst celebrity tattoo aficionado's, allowed James to build an international brand.  Mr. James leveraged his reputation to open night clubs in Miami and New York corresponding with the release in 2011 of another TLC reality show called "NY INK"

Since 2010 James has been involved with brand expansion via certain reality shows, new global tattoo studios, Wooster Street Social Club, Love Hate Choppers. In 2013 Mr. James teamed up with PETA in an ad for their "Ink Not Mink" campaign. Mr. James also co-founded Tattoodo, an online platform for getting a custom tattoo design, which launched on in May 2013.  Mr. James has built a reputation as an artist and industry leader and plans on to continually grow and evolve his brand and reputation.

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

Item 11

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

SUMMARY COMPENSATION TABLE(1)
Name and Principal Position	Year	Salary ($)	All Other Compensation ($)
Ami James(2) President, CEO, CFO, Secretary and Director	2015	Nill	NIL
Benjamin Ridding(3) President, Secretary, Treasurer and Director	2014 2013	Nil Nil	48,000 Nil
Yasmeen Savji(4) President, Secretary, Treasurer and Director	2014 2013 2012	Nil Nil Nil	Nil 17,500 Nil

(1)

We have omitted certain columns in the summary compensation table pursuant to Item 402(a)(5) of Regulation S-K as no compensation was awarded to, earned by, or paid to any of the executive officers or directors required to be reported in that table or column in any fiscal year covered by that table.

(2)

Mr. James was appointed as our sole officer and direction on April 27, 2015.

(3)

Benjamin Ridding was appointed as our president, secretary, treasurer and director on January 23, 2014.

(4)

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

None.

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

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding

Item 12.

Related Party Transactions

None of the directors or executive officers of the Company, nor any person who owned of record or was known to own beneficially more than 5% of the Company’s outstanding shares of its common stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect, in any transaction that has occurred during the past fiscal year, or in any proposed transaction, which has materially affected or will affect the Company.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions in the following manner:

•

Disclosing such transactions in reports where required;

•

Disclosing in any and all filings with the SEC, where required;

•

Obtaining disinterested directors consent; and

•

Obtaining shareholder consent where required.

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 5605(a)(2). The OTCBB on which shares of the Company’s Common Stock are quoted does not have any director independence requirements. The NASDAQ definition of “Independent Director” means a person other than an Executive Officer or employee or any other individual having a relationship, which, in the opinion of the Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

According to the NASDAQ definition, we have no independent directors.

Review, Approval or Ratification of Transactions with Related Persons

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 13.

Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended June 30, 2015, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

Director Independence

We currently act with one director, Ami James.  We have determined that our director is not an “independent director” as defined in NASDAQ Marketplace Rule 4200(a)(15).

Item 14.

Principal Accountant Fees and Services

PART IV

Item 15.

Exhibits, Financial Statement Schedules

(a)

Financial Statements

(1)

Financial statements for our company are listed in the index under Item 8 of this document.

(2)

All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)

Exhibits

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed on September 12, 2012).
3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1 filed on September 12, 2012).
(21)	Subsidiaries of Registrant
21.1	N/A
(31)	Rule 13a-14(a)/15d-14(a) Certification
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101**	Interactive Data Files

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

AMI JAMES BRANDS INC
(Registrant)
Dated: October 14, 2015	/s/ Ami James
Ami James
President, Secretary, Treasurer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: October 14, 2015	/s/ Ami James
Ami James
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)