Form 10-K/A
period 2015-06-30
AMI JAMES BRANDS, INC.
filed 2015-10-15
CIK 1557565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

The purpose of this Amendment No. 1 on Form 10–K/A to Ami James Brands, Inc.’s annual report on Form 10–K for the period ended June 30, 2015, filed with the Securities and Exchange Commission on October 14, 2015 (the “Form 10–K”), is solely to furnish Exhibit 101 to the Form 10–K in accordance with Rule 405 of Regulation S–T.

No other changes have been made to the Form 10–K.  This Amendment No. 1 speaks as of the original filing date of the Form 10–K, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10–K.

PART IV

Item 15.

Exhibits, Financial Statement Schedules

(a)

Financial Statements

(1)

Financial statements for our company are listed in the index under Item 8 of this document.

(2)

All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)

Exhibits

Exhibit Number	Description
101**	Interactive Data Files

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

AMI JAMES BRANDS INC
(Registrant)
Dated: October 15, 2015	/s/ Ami James
Ami James
President, Secretary, Treasurer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: October 15, 2015	/s/ Ami James
Ami James
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)