Form 10-Q
period 2015-09-30
AMI JAMES BRANDS, INC.
filed 2015-11-30
CIK 1557565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

  X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

September 30, 2015

Or

      .

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ______ to _____

Commission File Number  333-183870

AMI JAMES BRANDS, INC.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1360 Washington Ave., Miami Beach, FL	33139
(Address of principal executive offices)	(Zip Code)

305-531-4556
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    X . YES       . NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      X . YES       . NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

      . YES   X . NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.        . YES       . NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

20,278,888 common shares issued and outstanding as of September 30th, 2015.

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

Our unaudited consolidated interim financial statements for the three month and nine month periods ended September 30, 2015 and September 30, 2014 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

Ami James Brands, Inc.

September 30, 2015

Index

Consolidated Balance Sheets

4

Consolidated Statements of Operations

5

Consolidated Statements of Cash Flows

6

Notes to the Consolidated Financial Statements

7

Ami James Brands, Inc.

Consolidated Balance Sheets

(Expressed in US Dollars)

	September 30,	June 30,
	2015	2015
	(Unaudited)
ASSETS

Current Assets

Cash	$1,242	$1,290
Amounts held in legal trust account	17,500	-
Prepaid expense	2,167	5,417

Total Assets	$20,909	$6,707

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	$30,463	$44,555
Related party payables (Note 3)	152,148	152,150
Loans payable (Note 4)	75,169	73,790
Convertible debentures, net of discount of $16,383 and $0, respectively (Note 7)	3,617	-
Derivative liabilities (Note 8)	25,192	-

Total Liabilities	286,589	270,495

Stockholders’ Deficit

Preferred stock, 100,000,000 shares authorized, $0.00001 par value; no shares issued and outstanding	-	-

Common stock, 100,000,000 shares authorized, $0.00001 par value; 20,278,888 shares issued and outstanding	203	203

Additional paid-in capital	48,802	48,802

Deficit	(314,685)	(312,793)

Total Stockholders’ Deficit	(265,680)	(263,788)

Total Liabilities and Stockholders’ Deficit	$20,909	$6,707

(The accompanying notes are an integral part of these consolidated financial statements)

Ami James Brands, Inc.

(Formerly Quorum Corp.)

Consolidated Statements of Operations

(Expressed in US Dollars)

(Unaudited)

	For the	For the
	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2015	2014

Operating Expenses

Bank charges	$239	$–
Foreign exchange loss	709	(53)
General and administrative	–	–
Interest expense	1,733	397
Professional fees	14,326	12,250
Consulting fees	–	24,000
Transfer agent and filing fees	3,250	4,202
Travel expenses	15	–

Total Operating Expenses	20,272	40,796

Loss from Operations	(20,272)	(40,796)

Other Income (Expenses)

Accretion	(3,617)	–
Change in fair value of derivatives	(7,692)	–
Gain on write-off of accounts payable	29,689	–

Net Loss	$(1,892)	$(40,796)

Net Loss Per Share – Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	20,278,888	20,278,888

(The accompanying notes are an integral part of these consolidated financial statements)

Ami James Brands, Inc.

(Formerly Quorum Corp.)

Consolidated Statements of Cash Flows

(Expressed in US Dollars)

(Unaudited)

	For the	For the
	Three Months	Three Months
	Ended	Ended
	September 30, 2015	September 30, 2014

Cash Flows from Operating Activities

Net loss	$(1,892)	$(40,796)

Amortization of convertible debt discount	3,617	-
Change in fair value of derivative	7,692	-
Loss on write-off of accounts payable	(29,689)	-

Changes in operating assets and liabilities:
Prepaid expenses	3,250	-
Accounts payable and accrued liabilities	15,243	16,386
Related party payables	(2)	24,000
Accrued interest payable	1,733	397

Net Cash Used In Operating Activities	(48)	(13)

Decrease in Cash	(48)	(13)

Cash - Beginning of Period	1,290	2,705

Cash - End of Period	$1,242	$2,692

Supplementary Information:
Interest paid	$-	$-
Income taxes paid	$-	$-

(The accompanying notes are an integral part of these consolidated financial statements)

1.

Nature of Business and Continuance of Operations

Ami James Brands, Inc. (formerly Quorum Corp.) (the “Company”) was incorporated in the State of Nevada on November 23, 2011. The Company’s previous operations consisted of a website focused on markets located in the eastern Africa that provided a medium where sellers can sell their specialty services, and buyers can purchase these services.   Upon execution of the License Agreement as described in Note 6, the Company changed its business direction to focus on the manufacturing, distribution, sales and marketing of the Ami James brand. The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise.

These consolidated financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. For the period from inception on November 23, 2011 through September 30, 2015, the Company has incurred accumulated losses totaling $314,685. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.

Summary of Significant Accounting Policies

a)

Basis of Presentation

The unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended June 30, 2015, included in the Company’s Annual Report on Form 10-K/A filed on October 15, 2015, with the SEC.

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at September 30, 2015 the results of its operations and cash flows for the three months ended September 30, 2015 and 2014. The results of operations for the three months ended September 30, 2015, are not necessarily indicative of the results to be expected for future quarters or the full year.

b)

Principal of Consolidation

The consolidated financial statements include the accounts of Ami James Brands, Inc. and its 100% owned subsidiary, Chiswick Holdings Limited, a company incorporated in Kenya. All significant intercompany balances and transactions have been eliminated upon consolidation.

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

f)

Earnings (Loss) Per Share

Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. At September 30, 2015, the Company has no potentially dilutive securities outstanding and accordingly, basic loss and diluted loss per share are the same.

g)

Foreign Currency Translation

The Company’s has had limited operations in the eastern African markets of Kenya, Uganda and Tanzania, which results in exposure to market risks from changes in foreign currency exchange rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk. The Company's functional currency for all operations worldwide is the U.S. dollar. Nonmonetary assets and liabilities are translated into their U.S. dollar equivalents at historical rates and monetary assets and liabilities are translated at exchange rates in effect at the end of the year. Revenues and expenses are translated at average rates for the year. Gains and losses from translation of foreign currency financial statements into U.S. dollars are included in current results of operations.

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

3.

Related Party Transactions

a)

As of September 30, 2015, the Company owes a former director of the Company $47,487 (June 30, 2015 - $47,489) for administrative expenditures paid on behalf of the Company. The amount owed is unsecured, non-interest bearing, and has no specified repayment terms.

b)

As of September 30, 2015, the Company owes a former director of the Company $8,661 (June 30, 2015 - $8,661) for administrative expenditures paid on behalf of the Company and $96,000 (June 30, 2015 - $96,000) for consulting services. The amount owed is unsecured, non-interest bearing, and has no specified repayment terms.

c)

On July 2, 2015, the Company entered into a Trademark License Agreement with Ami James Ink, LLC, a California limited liability company. The Company’s sole officer and director, Ami James, is a shareholder and director of Ami James Ink, LLC.

4.

Loans Payable

On August 1, 2013, the Company entered into a loan agreement in which the note holder agreed to provide a loan to the Company in the principal amount of up to $75,000.  The loan is unsecured, bears interest at 8% per annum and is due on demand. As at September 30, 2015, the note holder has provided $68,945 (June 30, 2015 - $68,945) to the Company pursuant to the loan agreement. As at September 30, 2015, the Company recorded $6,224 (June 30, 2015 - $4,845) of interest payable.

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

7.

Convertible Debts

On July 28, 2015, the Company entered into a $20,000 Convertible Promissory Note with a non-related third party. The Convertible Promissory Not bears interest at 10% and all principal and interest matures on July 28, 2016. The third party shall have the right to convert any unpaid sums into common stock of the Company at the rate of the lesser of the closing price of the Company’s common stock on the trading day prior to closing or 50% of the lowest trade reported in the 30 days prior to date of conversion, subject to adjustment as described in the note. On July 28, 2015, the Company received $17,500 as proceeds from the $20,000 convertible note net of an original issuance discount of $2,500. As at September 30, 2015, the Company has recorded interest of $354.

The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. The initial fair value of the conversion feature of $25,959 resulted in a discount to the note payable of $17,500 and the remaining $8,459 was recognized as a gain on derivative. During the three months ended September 30, 2015, the Company recorded accretion of $3,617 and at September 30, 2015, the carrying value of the note is $3,617.

8.

Derivative Liabilities

The embedded conversion option of the Company’s convertible debenture described in Note 7 contain a conversion feature that qualifies for embedded derivative classification. The fair value of these liabilities will be re-measured at the end of every reporting period and the change in fair value will be reported in the statement of operations as a gain or loss on derivative liabilities.

8.

Derivative Liabilities (continued)

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities:

For the Three Months Ended September 30, 2015

Balance at the beginning of period	$–

Fair value of new derivative liabilities (embedded conversion option)	25,959
Change in fair value of derivative	(767)

Balance at end of period	$25,192

The Company uses Level 3 inputs for its valuation methodology for the embedded conversion option liabilities as their fair values were determined by using the Black-Scholes option pricing model based on various assumptions. The model incorporates the price of a share of the Company’s common stock (as quoted on the Over the Counter Bulletin Board), volatility, risk free rate, dividend rate and estimated life. Significant changes in any of these inputs in isolation would result in a significant change in the fair value measurement. As required, these are classified based on the lowest level of input that is significant to the fair value measurement. The following table shows the assumptions used in the calculations:

	Expected Volatility	Risk-Free Interest Rate	Expected Dividend Yield	Expected Life (in years)

At Issuance	126.47%	0.32%	0%	1.00
At September 30, 2015	100,41%	0.33%	0%	0.83

9.

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

As used in this quarterly report, the terms “we”, “us”, “our” and “our company”, mean Ami James Brands, Inc.

General Overview

We were incorporated on November 23, 2011, under the laws of the State of Nevada.  Our principal executive offices are located at 1360 Washington Ave., Miami Beach, FL.  Our telephone number is 305-531-4556.

We are a development stage company and have been in the business leveraging an exclusive marketing and licensing agreement with Ami James in the manufacture, distribution, sales and marketing of various products within the apparel industry.

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

Cash Requirements

We intend to begin our operations with the development of our website and then launch a seasonal line of apparel and accessories. We estimate our operating expenses and working capital requirements for the next twelve month period to be as follows:

Estimated Expenses For the Next Twelve Month Period
Legal and accounting fees	$70,000
Website Development and Beta Testing	$15,000
Technology Acquisition (Server and related equipment)	$15,000
Marketing and advertising	$10,000
Investor relations and capital raising	$10,000
Management fees	$10,000
Salaries and consulting fees	$36,000
General and administrative expenses	$45,000
Total	$211,000

At present, our cash requirements for the next 12 months outweigh the funds available to maintain or develop our business. Of the $211,000 that we require for the next 12 months, we had $1,242 in cash as of September 30, 2015. In order to improve our liquidity, we intend to pursue additional equity or debt financing from private investors or possibly a registered public offering. Other than as set out below, we currently do not have any arrangements in place for the completion of any further private placement financings and there is no assurance that we will be successful in completing any further private placement financings. If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our business activities and administrative expenses in order to be within the amount of capital resources that are available to us.

Results of Operations

Operating Expenses

Our operating expenses for the three and nine month periods ended September 30, 2015 and 2014 are outlined in the table below:

		Three		Three
		Months		Months
		Ended		Ended
		September 30,		September 30,
		2015		2014
Revenues	$	Nil	$	Nil
Operating Expenses		$20,272		$40,796
Net Loss		$(1,892)		$(40,796)

From our inception on November 23, 2011 to September 30, 2015, we did not have any operating revenues.

		Three		Three
		Months		Months
		Ended		Ended
		September 30,		September 30,
		2015		2014
Bank charges		$239	$	Nil
Foreign exchange (gain) loss		$709		$(53)
General and administrative	$	Nil	$	Nil
Interest expense		$1,733		$397
Professional fees		$14,326		$12,250
Consulting fees	$	Nil		$24,000
Transfer agent and filing fees		$3,250		$4,202
Travel expenses		$15	$	Nil

During the three months ended September 30, 2015, our company incurred operating expenses of $20,272 compared with $40,796 for the three months ended September 30, 2014. The decrease in operating expenses was attributed to decrease in consulting fees to $Nil from $24,000, offset by an increase in professional fees.

During the three months ended September 30, 2015, our company incurred other income of $18,380 compared with $Nil for the three months ended September 30, 2014. The increase in other income was attributed to a gain on write-off of accounts payable of $29,689, offset by a change in fair value of derivatives of $7,692 and accretion of $3,617.

For the three months ended September 30, 2015, our company incurred a net loss of $1,892 or $ 0.00 loss per share compared with a net loss of $40,796 or $ 0.00 loss per share for the three months ended September 30, 2014.

Liquidity and Capital Resources

Working Capital
	At	At
	September 30,	June 30,
	2015	2015
Current Assets	$20,909	$6,707
Current Liabilities	$286,589	$270,495
Working Capital	$(265,680)	$(263,788)

Cash Flows		Three Months		Three Months
		Ended		Ended
		September 30,		September 30,
		2015		2014
Net Cash Used in Operating Activities		$(48)		$(13)
Net Cash Provided by Financing Activities	$	Nil	$	Nil
Net Cash Provided by Investing Activities	$	Nil	$	Nil
Net Decrease In Cash During The Period		$(48)		$(13)

Cash Flow from Operating Activities

During the three months ended September 30, 2015, our company used $48 of cash for operating activities compared with the use of $13 during the three months ended September 30, 2014. At September 30, 2015, our company had a cash balance of $1,242, amounts held in legal trust account of $17,500 and prepaid expense of $2,167 and total assets of $20,909 compared with a cash balance of $1,290 and prepaid expense of $5,417 and total assets of $6,707 as at June 30, 2015. The increase in amounts held in legal trust account and total assets were attributed to a convertible debenture received.

As at September 30, 2015, our company had total liabilities of $286,589 compared with $270,495 as at June 30, 2015. The increase in total liabilities was attributed to convertible debentures of $3,617 and derivative liability of $25,192 offset by a decrease of accounts payable and accrued liabilities to $30,463 from $44,555 as at June 30, 2015.

As at September 30, 2015, our company had a working capital deficit of $265,680 compared with a working capital deficit of $263,788 as at June 30, 2015.

Going Concern

The accompanying financial statements have been prepared assuming that our company will continue as a going concern. As shown in the accompanying financial statements, our company incurred losses of $1,892 for the three month period ended September 30, 2015 and has not yet produced revenues from operations. These factors raise substantial doubt about our company’s ability to continue as a going concern.

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

Principal of Consolidation

The consolidated financial statements include the accounts of Ami James Brands, Inc. and our 100% owned subsidiary, Chiswick Holdings Limited, a company incorporated in Kenya. All significant intercompany balances and transactions have been eliminated upon consolidation.

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

Earnings (Loss) Per Share

Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. At September 30, 2015, our company has no potentially dilutive securities outstanding and accordingly, basic loss and diluted loss per share are the same.

Foreign Currency Translation

The Company’s has had limited operations in the eastern African markets of Kenya, Uganda and Tanzania, which results in exposure to market risks from changes in foreign currency exchange rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk. The Company's functional currency for all operations worldwide is the U.S. dollar. Nonmonetary assets and liabilities are translated into their U.S. dollar equivalents at historical rates and monetary assets and liabilities are translated at exchange rates in effect at the end of the year. Revenues and expenses are translated at average rates for the year. Gains and losses from translation of foreign currency financial statements into U.S. dollars are included in current results of operations.

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.

Defaults Upon Senior Securities

None.

Item 4.

Mine Safety Disclosures

Not applicable.

Item 5.

Other Information

On June 11, 2015 our Board of Directors approved a unanimous written consent changing the name of the corporation from Quorum Corp to Ami James Brands, Inc.

On July 2, 2015, we entered into a Trademark License Agreement with Ami James Ink, LLC, a California limited liability company (“AJI”), Mr. James is a shareholder and director of AJI. Pursuant to the License Agreement, the Company acquired the exclusive worldwide rights, for a period of 10 years, to various trademarks, which the Company intends to utilize for the manufacture, distribution, sales and marketing of various products within the apparel industry.

On September 15, 2015 our Articles of Incorporation filed with the State of Nevada were amended to change the name of the corporation from Quorum Corp. to Ami James Brands, Inc.

Item 6.

Exhibits

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed on September 12, 2012).
3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1 filed on September 12, 2012).
(10)	Material Contracts
10.1	Consulting Agreement with Yasmeen Savji (incorporated by reference to our Registration Statement on Form S-1/A filed on February 20, 2013).
(21)	Subsidiaries of Registrant
21.1	Chiswick Holdings Limited (wholly owned), a company incorporated in Kenya.
(31)	Rule 13a-14(a)/15d-14(a) Certification
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101 **	Interactive Data Files
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

AMI JAMES BRANDS, INC.

Dated: November 27, 2015	By:	/s/ Ami James
Ami James
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)