Form 10-Q
period 2015-12-31
AMI JAMES BRANDS, INC.
filed 2016-03-17
CIK 1557565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

  X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

December 31, 2015

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

20,278,888 common shares issued and outstanding as of December 31st, 2015.

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

Our unaudited consolidated interim financial statements for the three month and six month periods ended December 31, 2015 and December 31, 2014 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

Ami James Brands, Inc.

December 31, 2015

Index

Consolidated Balance Sheets

4

Consolidated Statements of Operations

5

Consolidated Statements of Cash Flows

6

Notes to the Consolidated Financial Statements

7

Ami James Brands, Inc.

Consolidated Balance Sheets

(Expressed in US Dollars)

	December 31,	June 30,
	2015	2015
	(Unaudited)
ASSETS

Current Assets

Cash	$1,242	$1,290
Amounts held in legal trust account	6,000	-
Prepaid expense	-	5,417

Total Assets	$7,242	$6,707

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	$42,697	$44,555
Related party payables (Note 3)	152,152	152,150
Loans payable (Note 4)	76,548	73,790
Convertible debentures, net of discount of $13,900 and $0, respectively (Note 7)	6,100	-
Derivative liabilities (Note 8)	40,535	-

Total Liabilities	318,032	270,495

Stockholders’ Deficit
Preferred stock, 100,000,000 shares authorized, $0.00001 par value; no shares issued and outstanding	-	-
Common stock, 100,000,000 shares authorized, $0.00001 par value; 20,278,888 shares issued and outstanding	203	203
Additional paid-in capital	48,802	48,802
Deficit	(359,795)	(312,793)

Total Stockholders’ Deficit	(310,790)	(263,788)

Total Liabilities and Stockholders’ Deficit	$7,242	$6,707

(The accompanying notes are an integral part of these consolidated financial statements)

Ami James Brands, Inc.

Consolidated Statements of Operations

(Expressed in US Dollars)

(Unaudited)

	For the Three Months Ended December 31, 2015	For the Three Months Ended December 31, 2014	For the Six Months Ended December 31, 2015	For the Six Months Ended December 31, 2014
Operating Expenses
Bank charges	$278	$23	$517	$23
Foreign exchange (gain) loss	(29)	(213)	680	(266)
General and administrative	–	–	–	–
Interest expense	1,898	628	3,631	1,025
Professional fees	22,970	6,032	37,296	18,282
Consulting fees	–	24,000	–	48,000
Transfer agent and filing fees	2,167	1,570	5,417	5,772
Travel expenses	–	–	15	–
Total Operating Expenses	27,284	32,040	47,556	72,836

Loss from Operations	(27,284)	(32,040)	(47,556)	(72,836)
Other Income (Expenses)
Accretion	(2,483)	–	(6,100)	–
Change in fair value of derivatives	(15,343)	–	(23,035)	–
Gain on write-off of accounts payable	–	–	29,689	–

Net Loss	$(45,110)	$(32,040)	$(47,002)	$(72,836)

Net Loss Per Share – Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	20,278,888	20,278,888	20,278,888	20,278,888

(The accompanying notes are an integral part of these consolidated financial statements)

Ami James Brands, Inc.

Consolidated Statements of Cash Flows

(Expressed in US Dollars)

(Unaudited)

	For the	For the
	Six Months	Six Months
	Ended	Ended
	December 31, 2015	December 31, 2014

Cash Flows from Operating Activities

Net loss	$(47,002)	$(72,836)

Amortization of convertible debt discount	6,100	-
Change in fair value of derivative	23,035	-
Loss on write-off of accounts payable	(29,689)	-

Changes in operating assets and liabilities:
Amounts held in legal trust account	(6,000)	-
Prepaid expenses	5,417	-
Accounts payable and accrued liabilities	27,477	7,191
Related party payables	2	48,000
Accrued interest payable	3,112	17,625
Net Cash Used In Operating Activities	(17,548)	(20)

Cash Flows from Financing Activities

Proceeds from issuance of convertible debt	17,500	-
Net Cash Provided by Financing Activities	17,500	-

Decrease in Cash	(48)	(20)

Cash - Beginning of Period	1,290	2,705

Cash - End of Period	$1,242	$2,685

Supplementary Information:
Interest paid	$-	$-
Income taxes paid	$-	$-

(The accompanying notes are an integral part of these consolidated financial statements)

Ami James Brands, Inc.

Notes to the Consolidated Financial Statements

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

These consolidated financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. For the period from inception on November 23, 2011 through December 31, 2015, the Company has incurred accumulated losses totaling $359,795. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.

Summary of Significant Accounting Policies

a)

Basis of Presentation

The unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended June 30, 2015, included in the Company’s Annual Report on Form 10- K/A filed on October 15, 2015, with the SEC.

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at December 31, 2015 the results of its operations for the three months and six months ended December 31, 2015 and 2014 and cash flows for the six months ended December 31, 2015 and 2014.. The results of operations for the six months ended December 31, 2015, are not necessarily indicative of the results to be expected for future quarters or the full year.

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

f)

Earnings (Loss) Per Share

Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect   to all dilutive potential common shares outstanding during the period Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. At December 31, 2015, the Company has no potentially dilutive securities outstanding and accordingly, basic loss and diluted loss per share are the same.

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

3.

Related Party Transactions

a)

As of December 31, 2015, the Company owes a former director of the Company $47,491 (June 30, 2015 - $47,489) for administrative expenditures paid on behalf of the Company. The amount owed is unsecured, non-interest bearing, and has no specified repayment terms.

b)

As of December 31, 2015, the Company owes a former director of the Company $8,661 (June 30, 2015 - $8,661) for administrative expenditures paid on behalf of the Company and $96,000 (June 30, 2015 - $96,000) for consulting services. The amount owed is unsecured, non-interest bearing, and has no specified repayment terms.

c)

On July 2, 2015, the Company entered into a Trademark License Agreement with Ami James Ink, LLC, a California limited liability company. The Company’s sole officer and director, Ami James, is a shareholder and director of Ami James Ink, LLC.

4.

Loans Payable

On August 1, 2013, the Company entered into a loan agreement in which the note holder agreed to provide a loan to the Company in the principal amount of up to $75,000. The loan is unsecured, bears interest at 8% per annum and is due on demand. As at December 31, 2015, the note holder has provided $68,945 (June 30, 2015 - $68,945) to the Company pursuant to the loan agreement. As at December 31, 2015, the Company recorded $7,603 (June 30, 2015 - $4,845) of interest payable.

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

7.

Convertible Debts

On July 28, 2015, the Company entered into a $20,000 Convertible Promissory Note with a non-related third party. The Convertible Promissory Not bears interest at 10% and all principal and interest matures on July 28, 2016. The third party shall have the right to convert any unpaid sums into common stock of the Company at the rate of the lesser of the closing price of the Company’s common stock on the trading day prior to closing or 50% of the lowest trade reported in the 30 days prior to date of conversion, subject to adjustment as described in the note. On December 31, 2015, the conversion rate was adjusted to of the lesser of the closing price of the Company’s common stock on the trading day prior to closing or 35% of the lowest trade reported in the 30 days prior to date of conversion. On July 28, 2015, the Company received $17,500 as proceeds from the $20,000 convertible note net of an original issuance discount of $2,500. As at December 31, 2015, the Company has recorded interest of $873.

The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. The initial fair value of the conversion feature of $25,959 resulted in a discount to the note payable of $17,500 and the remaining $8,459 was recognized as a gain on derivative. During the six months ended December 31, 2015, the Company recorded accretion of $6,100 and at December 31, 2015, the carrying value of the note is $6,100.

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

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities:

For the Six Months Ended December 31, 2015

Balance at the beginning of period	$–

Fair value of new derivative liabilities (embedded conversion option)	25,959
Change in fair value of derivative	14,576

Balance at end of period	$40,535

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

	Expected Volatility	Risk-Free Interest Rate	Expected Dividend Yield	Expected Life (in years)

At Issuance	126.47%	0.32%	0%	1.00
At December 31, 2015	150.03%	0.49%	0%	0.58

9.

Subsequent Events

Management has reviewed and evaluated subsequent events through the date of which the current financial statements were issued.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, you can identify forward- looking statements by terminology including “could”, “may”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential” and the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

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

At present, our cash requirements for the next 12 months outweigh the funds available to maintain or develop our business. Of the $211,000 that we require for the next 12 months, we had $1,242 in cash as of December 31, 2015. In order to improve our liquidity, we intend to pursue additional equity or debt financing from private investors or possibly a registered public offering. Other than as set out below, we currently do not have any arrangements in place for the completion of any further private placement financings and there is no assurance that we will be successful in completing any further private placement financings. If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our business activities and administrative expenses in order to be within the amount of capital resources that are available to us.

Results of Operations

Operating Expenses

For the three months ended December 31, 2015 and December 31, 2014

Our operating expenses for the three month periods ended December 31, 2015 and 2014 are outlined in the table below:

		Three		Three
		Months		Months
		Ended		Ended
		December 31,		December 31,
		2015		2014
Revenues	$	Nil	$	Nil
Operating Expenses		$27,284		$32,040
Net Loss		$(45,110)		$(32,040)

		Three		Three
		Months		Months
		Ended		Ended
		December 31,		December 31,
		2015		2014
Bank charges		$278		$23
Foreign exchange (gain) loss		$(29)		$(213)
General and administrative	$	Nil	$	Nil
Interest expense		$1,898		$628
Professional fees		$22,970		$6,032
Consulting fees	$	Nil		$24,000
Transfer agent and filing fees		$2,167		$1,570
Travel expenses	$	Nil	$	Nil

During the three months ended December 31, 2015, our company incurred operating expenses of $27,284 compared with $32,040 for the three months ended December 31, 2014. The decrease in operating expenses was attributed to decrease in consulting fees to $Nil from $24,000, offset by an increase in professional fees.

During the three months ended December 31, 2015, our company incurred other expenses of $17,826 compared with $Nil for the three months ended December 31, 2014. The increase in other expenses was primarily attributed to a change in fair value of derivatives.

For the three months ended December 31, 2015, our company incurred a net loss of $45,110 or $0.00 loss per share compared with a net loss of $32,040 or $0.00 loss per share for the three months ended December 31, 2014.

For the six months ended December 31, 2015 and December 31, 2014

Our operating expenses for the six month periods ended December 31, 2015 and 2014 are outlined in the table below:

		Six		Six
		Months		Months
		Ended		Ended
		December 31,		December 31,
		2015		2014
Revenues	$	Nil	$	Nil
Operating Expenses		$47,556		$72,836
Net Loss		$(47,002)		$(72,836)

From our inception on November 23, 2011 to December 31, 2015, we did not have any operating revenues.

		Six		Six
		Months		Months
		Ended		Ended
		December 31,		December 31,
		2015		2014
Bank charges		$517		$23
Foreign exchange (gain) loss		$680		$(266)
General and administrative	$	Nil	$	Nil
Interest expense		$3,631		$1,025
Professional fees		$37,296		$18,282
Consulting fees	$	Nil		$48,000
Transfer agent and filing fees		$5,417		$5,772
Travel expenses		$15	$	Nil

During the six months ended December 31, 2015, our company incurred operating expenses of $47,556 compared with $72,836 for the six months ended December 31, 2014. The decrease in operating expenses was attributed to decrease in consulting fees to $Nil from $48,000, offset by an increase in professional fees.

During the six months ended December 31, 2015, our company earned other income of $554 compared with $Nil for the six months ended December 31, 2014. The increase in other income was primarily attributed to a gain on write-off of accounts payable offset by change in fair value of derivatives.

For the six months ended December 31, 2015, our company incurred a net loss of $47,002 or $0.00 loss per share compared with a net loss of $72,836 or $0.00 loss per share for the six months ended December 31, 2014.

Liquidity and Capital Resources

Working Capital
	At	At
	December 31,	June 30,
	2015	2015
Current Assets	$7,242	$6,707
Current Liabilities	$318,032	$270,495
Working Capital	$(310,790)	$(263,788)

Cash Flows		Six Months		Six Months
		Ended		Ended
		December 31,		December 31,
		2015		2014
Net Cash Used in Operating Activities		$(17,548)		$(20)
Net Cash Provided by Financing Activities		$17,500	$	Nil
Net Cash Provided by Investing Activities	$	Nil	$	Nil
Net Decrease In Cash During The Period		$(48)		$(20)

Cash Flow from Operating Activities

During the six months ended December 31, 2015, our company used $48 of cash for operating activities compared with the use of $20 during the three months ended December 31, 2014. At December 31, 2015, our company had a cash balance of $1,242, amounts held in legal trust account of ($6,000) and prepaid expense of $5,417 and total assets of $7,242 compared with a cash balance of $1,290 and prepaid expense of $5,417 and total assets of $6,707 as at June 30, 2015. The increase in amounts held in legal trust account and total assets were attributed to a convertible debenture received.

As at December 31, 2015, our company had total liabilities of $318,032 compared with $270,495 as at June 30, 2015. The increase in total liabilities was attributed to convertible debentures of $6,100 and derivative liability of $40,535 offset by a decrease of accounts payable and accrued liabilities to $42,697 from $44,555 as at June 30, 2015.

As at December 31, 2015, our company had a working capital deficit of $310,790 compared with a working capital deficit of $263,788 as at June 30, 2015.

Going Concern

The accompanying financial statements have been prepared assuming that our company will continue as a going concern. As shown in the accompanying financial statements, our company incurred losses of $45,110 for the three month ($47,002 for the six month) period ended December 31, 2015 and has not yet produced revenues from operations. These factors raise substantial doubt about our company’s ability to continue as a going concern.

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

Earnings (Loss) Per Share

Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. At December 31, 2015, our company has no potentially dilutive securities outstanding and accordingly, basic loss and diluted loss per share are the same.

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

AMI JAMES BRANDS, INC.

Dated: March 17, 2016	By:	/s/ Ami James
Ami James
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)