Form 10-Q
period 2016-03-31
AMI JAMES BRANDS, INC.
filed 2016-05-20
CIK 1557565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

  X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

March 31, 2016

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

20,278,888 common shares issued and outstanding as of May 19th, 2016.

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

Our unaudited consolidated interim financial statements for the three month and nine month periods ended March 31, 2016 and March 31, 2015 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

Ami James Brands, Inc.

Ami James Brands, Inc.

March 31, 2016

Index

Consolidated Balance Sheets

4

Consolidated Statements of Operations

5

Consolidated Statements of Cash Flows

6

Notes to the Consolidated Financial Statements

7

Ami James Brands, Inc.

Consolidated Balance Sheets

(Expressed in US Dollars)

	March 31,	June 30,
	2016	2015
	(Unaudited)
ASSETS

Current Assets

Cash	$514	$1,290
Prepaid expense	5,000	5,417

Total Assets	$5,514	$6,707

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	$41,695	$44,555
Related party payables (Note 3)	151,420	152,150
Loans payable (Note 4)	77,927	73,790
Convertible debentures, net of discount of $18,231 and $0, respectively (Note 7)	13,231	-
Derivative liabilities (Note 8)	48,835	-

Total Liabilities	333,108	270,495

Stockholders’ Deficit
Preferred stock, 100,000,000 shares authorized, $0.00001 par value; no shares issued and outstanding	-	-
Common stock, 100,000,000 shares authorized, $0.00001 par value; 20,278,888 shares issued and outstanding	203	203
Additional paid-in capital	48,802	48,802
Deficit	(376,599)	(312,793)

Total Stockholders’ Deficit	(327,594)	(263,788)

Total Liabilities and Stockholders’ Deficit	$5,514	$6,707

(The accompanying notes are an integral part of these consolidated financial statements)

Ami James Brands, Inc.

Consolidated Statements of Operations

(Expressed in US Dollars)

(Unaudited)

	For the	For the	For the	For the
	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	March 31,	March 31,	March 31,	March 31,
	2016	2015	2016	2015
Operating Expenses

Bank charges	$323	$194	$840	$217
Foreign exchange loss (gain)	29	(239)	709	(505)
General and administrative	–	–	–	–
Interest expense	1,906	1,102	5,537	2,127
Professional fees	9,115	8,759	46,411	27,041
Consulting fees	–	–	–	48,000
Transfer agent and filing fees	1,462	8,093	6,879	13,865
Travel expenses	–	1,202	15	1,202

Total Operating Expenses	12,835	19,111	60,391	91,947

Loss from Operations	(12,835)	(19,111)	(60,391)	(91,947)

Other Income (Expenses)

Accretion	(4,175)	–	(10,275)	–
Change in fair value of derivatives	206	–	(22,829)	–
Gain on write-off of accounts payable	–	–	29,689	–

Net Loss	$(16,804)	$(19,111)	$(63,806)	$(91,947)

Net Loss Per Share – Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	20,278,888	20,278,888	20,278,888	20,278,888

(The accompanying notes are an integral part of these consolidated financial statements)

Ami James Brands, Inc.

Consolidated Statements of Cash Flows

(Expressed in US Dollars)

(Unaudited)

	For the	For the
	Nine Months	Nine Months
	Ended	Ended
	March 31, 2016	March 31, 2015

Cash Flows from Operating Activities

Net loss	$(63,806)	$(91,947)

Amortization of convertible debt discount	10,275	-
Change in fair value of derivative	22,829	-
Gain on write-off of accounts payable	(29,689)	-

Changes in operating assets and liabilities:
Prepaid expenses	417	(8,667)
Accounts payable and accrued liabilities	26,475	13,942
Related party payables	(730)	48,112
Accrued interest payable	4,491	2,127
Net Cash Used In Operating Activities	(17,548)	(20)

Cash Flows from Financing Activities

Proceeds from loans payable	–	44,600
Proceeds from issuance of convertible debt	28,962	–
Net Cash Provided by Financing Activities	28,962	44,600

Decrease in Cash	(776)	8,167

Cash - Beginning of Period	1,290	2,705

Cash - End of Period	$514	$10,872

Supplementary Information:
Interest paid	$-	$-
Income taxes paid	$-	$-

(The accompanying notes are an integral part of these consolidated financial statements)

Ami James Brands, Inc.

Notes to the Consolidated Financial Statements (Unaudited)

(Expressed in US Dollars)

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

These consolidated financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. For the period from inception on November 23, 2011 through March 31, 2016, the Company has incurred accumulated losses totalling $376,599. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at March 31, 2016 the results of its operations for the three months and nine months ended March 31, 2016 and 2015 and cash flows for the nine months ended March 31, 2016 and 2015. The results of operations for the nine months ended March 31, 2016, are not necessarily indicative of the results to be expected for future quarters or the full year.

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

Ami James Brands, Inc.

Notes to the Consolidated Financial Statements (Unaudited)

(Expressed in US Dollars)

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

f)

Earnings (Loss) Per Share

Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. At March 31, 2016, the Company has no potentially dilutive securities outstanding and accordingly, basic loss and diluted loss per share are the same.

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

Ami James Brands, Inc.

Notes to the Consolidated Financial Statements (Unaudited)

(Expressed in US Dollars)

3.

Related Party Transactions

a)

As of March 31, 2016, the Company owes a former director of the Company $47,491 (June 30, 2015 - $47,489) for administrative expenditures paid on behalf of the Company. The amount owed is unsecured, non-interest bearing, and has no specified repayment terms.

b)

As of March 31, 2016, the Company owes a former director of the Company $7,928 (June 30, 2015 - $8,661) for administrative expenditures paid on behalf of the Company and $96,000 (June 30, 2015 - $96,000) for consulting services. The amount owed is unsecured, non-interest bearing, and has no specified repayment terms.

c)

On July 2, 2015, the Company entered into a Trademark License Agreement with Ami James Ink, LLC, a California limited liability company. The Company’s sole officer and director, Ami James, is a shareholder and director of Ami James Ink, LLC.

4.

Loans Payable

On August 1, 2013, the Company entered into a loan agreement in which the note holder agreed to provide a loan to the Company in the principal amount of up to $75,000. The loan is unsecured, bears interest at 8% per annum and is due on demand. As at March 31, 2016, the note holder has provided $68,945 (June 30, 2015 - $68,945) to the Company pursuant to the loan agreement. As at March 31, 2016, the Company recorded $8,982 (June 30, 2015 - $4,845) of interest payable.

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

7.

Convertible Debts

a)

On July 28, 2015, the Company entered into a $20,000 Convertible Promissory Note with a non-related third party. The Convertible Promissory Not bears interest at 10% and all principal and interest matures on July 28, 2016. The third party shall have the right to convert any unpaid sums into common stock of the Company at the rate of the lesser of the closing price of the Company’s common stock on the trading day prior to closing or 50% of the lowest trade reported in the 30 days prior to date of conversion, subject to adjustment as described in the note. On March 31, 2016, the conversion rate was adjusted to of the lesser of the closing price of the Company’s common stock on the trading day prior to closing or 35% of the lowest trade reported in the 30 days prior to date of conversion. On July 28, 2015, the Company received $17,500 as proceeds from the $20,000 convertible note net of an original issuance discount of $2,500. As at March 31, 2016, the Company has recorded interest of $1,400.

The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. The initial fair value of the conversion feature of $25,959 resulted in a discount to the note payable of $17,500 and the remaining $8,459 was recognized as a gain on derivative. During the nine months ended March 31, 2016, the Company recorded accretion of $10,230 and at March 31, 2016, the carrying value of the note is $10,230.

Ami James Brands, Inc.

Notes to the Consolidated Financial Statements (Unaudited)

(Expressed in US Dollars)

7.

Convertible Debts (continued)

b)

On March 31, 2016, the Company entered into a $8,962 Convertible Promissory Note with a non-related third party. The Convertible Promissory Not bears interest at 10% and all principal and interest matures on June 30, 2016. The third party shall have the right to convert any unpaid sums into common stock of the Company at the rate of 50% of the average closing trade price reported in the 5 days prior to date of conversion, subject to adjustment as described in the note. On March 31, 2016, the Company received $8,962 as proceeds from the $8,962 convertible note. As at March 31, 2016, the Company has recorded interest of $nil.

The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. The initial fair value of the conversion feature of $6,651. During the nine months ended March 31, 2016, the Company recorded accretion of $35 and at March 31, 2016, the carrying value of the note is $2,346.

c)

On March 31, 2016, the Company entered into a $2,500 Convertible Promissory Note with a non-related third party. The Convertible Promissory Not bears interest at 10% and all principal and interest matures on June 30, 2016. The third party shall have the right to convert any unpaid sums into common stock of the Company at the rate of 50% of the average closing trade price reported in the 5 days prior to date of conversion, subject to adjustment as described in the note. On March 31, 2016, the Company received $2,500 as proceeds from the $2,500 convertible note. As at March 31, 2016, the Company has recorded interest of $nil.

The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. The initial fair value of the conversion feature of $1,855. During the nine months ended March 31, 2016, the Company recorded accretion of $10 and at March 31, 2016, the carrying value of the note is $655

8.

Derivative Liabilities

The embedded conversion option of the Company’s convertible debentures described in Note 7 contain conversion features that qualify for embedded derivative classification. The fair value of these liabilities will be re-measured at the end of every reporting period and the change in fair value will be reported in the statement of operations as a gain or loss on derivative liabilities.

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities:

For the Nine Months Ended March 31, 2016
Balance at the beginning of period	$–

Fair value of new derivative liabilities (embedded conversion option)	34,465
Change in fair value of derivative	14,370
Balance at end of period	$48,835

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

	Expected Volatility	Risk-Free Interest Rate	Expected Dividend Yield	Expected Life (in years)
At Issuance	94.68 - 126.47%	0.21 - 0.32%	0%	0.25 - 1.00
At March 31, 2016	94.68 - 97.17%	0.21%	0%	0.25 - 0.33

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

At present, our cash requirements for the next 12 months outweigh the funds available to maintain or develop our business. Of the $211,000 that we require for the next 12 months, we had $514 in cash as of March 31, 2016. In order to improve our liquidity, we intend to pursue additional equity or debt financing from private investors or possibly a registered public offering. Other than as set out below, we currently do not have any arrangements in place for the completion of any further private placement financings and there is no assurance that we will be successful in completing any further private placement financings. If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our business activities and administrative expenses in order to be within the amount of capital resources that are available to us.

Results of Operations

Operating Expenses

Our operating expenses for the three and nine month periods ended March 31, 2016 and 2015 are outlined in the table below:

		Three		Three		Nine		Nine
		Months		Months		Months		Months
		Ended		Ended		Ended		Ended
		March 31,		March 31,		March 31,		March 31,
		2016		2015		2016		2015
Revenues	$	Nil	$	Nil	$	Nil	$	Nil
Operating Expenses		$12,835		$19,111		$60,391		$91,947
Net Loss		$(16,804)		$(19,111)		$(63,806)		$(91,947)

From our inception on November 23, 2011 to March 31, 2016, we did not have any operating revenues.

		Three		Three		Nine		Nine
		Months		Months		Months		Months
		Ended		Ended		Ended		Ended
		March 31,		March 31,		March 31,		March 31,
		2016		2015		2016		2015
Bank charges		$323		$194		$840		$217
Foreign exchange (gain) loss		$29		$(239)		$709		$(505)
General and administrative	$	Nil	$	Nil	$	Nil	$	Nil
Interest expense		$1,906		$1,102		$5,537		$2,127
Professional fees		$9,115		$8,759		$46,411		$27,041
Consulting fees	$	Nil	$	Nil	$	Nil		$48,000
Transfer agent and filing fees		$1,462		$8,093		$6,879		$13,865
Travel expenses	$	Nil		$1,202		$15		$1,202

During the three months ended March 31, 2016, our company incurred operating expenses of $12,835 compared with $19,111 for the three months ended March 31, 2015. The decrease in operating expenses was attributed to decrease in transfer agent and filing fees to $1,462 from $8,093, offset by an increase in interest expenses.

For the three months ended March 31, 2016, our company incurred a net loss of $16,804 or $0.00 loss per share compared with a net loss of $19,111 or $0.00 loss per share for the three months ended March 31, 2015

During the nine months ended March 31, 2016, our company incurred operating expenses of $60,391 compared with $91,947 for the nine months ended March 31, 2015. The decrease in operating expenses was attributed to a decrease in transfer agent and filing fees from $13,865 to $6,879 as well as a gain on write-off of accounts payable of $29,689, offset by a change in fair value of derivatives of $22,829 and accretion of $10,275.

For the nine months ended March31, 2016, our company incurred a net loss of $63,806 or $0.00 loss per share compared with a net loss of $91,947 or $0.00 loss per share for the three months ended March 31, 2015.

Liquidity and Capital Resources

Working Capital
	At	At
	March 31,	June 30,
	2016	2015
Current Assets	$5,514	$6,707
Current Liabilities	$333,108	$270,495
Working Capital	$(327,594)	$(263,788)

Cash Flows

		Nine Months		Nine Months
		Ended		Ended
		March 31,		March 31,
		2016		2015
Net Cash Used in Operating Activities		$(29,738)		$(36,433)
Net Cash Provided by Financing Activities		$28,962		$44,600
Net Cash Provided by Investing Activities	$	Nil	$	Nil
Net (Decrease) Increase In Cash During The Period		$(776)		$8,167

Cash Flow from Operating Activities

During the nine months ended March 31, 2016, our company used $29,738 of cash for operating activities compared with the use of $36,433 during the nine months ended March 31, 2015. The decrease in the use of cash for operating activities was due to decreases in prepaid expenses of $9,084, related party payables of $48,842, offset by increase in accounts payable and accrued liability of $12,533.

Cash Flow from Financing Activities

During the nine months ended March 31, 2016, our company received $28,962 of cash for financing activities compared with $44,600 during the nine months ended March 31, 2015.

At March 31, 2016, our company had a cash balance of $514 and prepaid expense of $5,000 and total assets of $5,514 compared with a cash balance of $1,290 and prepaid expense of $5,417 and total assets of $6,707 as at June 30, 2015.

As at March 31, 2016, our company had total liabilities of $333,108 compared with $270,495 as at June 30, 2015. The increase in total liabilities was attributed to convertible debentures of $13,231 and derivative liability of $48,835 offset by a decrease of accounts payable and accrued liabilities to $41,695 from $44,555 as at June 30, 2015.

As at March 31, 2016, our company had a working capital deficit of $327,594 compared with a working capital deficit of $263,788 as at June 30, 2015.

Going Concern

The accompanying financial statements have been prepared assuming that our company will continue as a going concern. As shown in the accompanying financial statements, our company incurred losses of $63,806 for the nine month period ended March 31, 2016 and has not yet produced revenues from operations. These factors raise substantial doubt about our company’s ability to continue as a going concern.

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

Item 6.

Exhibits

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed on September 12, 2012).
3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1 filed on September 12, 2012).
(10)	Material Contracts
10.1	Consulting Agreement with Yasmeen Savji (incorporated by reference to our Registration Statement on Form S-1/A filed on February 20, 2013).
(21)	Subsidiaries of Registrant
21.1	Chiswick Holdings Limited (wholly owned), a company incorporated in Kenya.
(31)	Rule 13a-14(a)/15d-14(a) Certification
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(101)**	Interactive Data Files
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

AMI JAMES BRANDS, INC.

Dated: May 19, 2016	By:	/s/ Ami James
Ami James
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)