Form 10-Q/A
period 2015-12-31
AMI JAMES BRANDS, INC.
filed 2016-05-23
CIK 1557565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

Amendment No. 1

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

Explanatory Note

The purpose of this Amendment No. 1 on Form 10–Q/A to Ami James Brands, Inc.’s quarterly report on Form 10–Q for the period ended December 31, 2015, filed with the Securities and Exchange Commission on March 17, 2016 (the “Form 10–Q”), is solely to furnish Exhibit 101 to the Form 10–Q in accordance with Rule 405 of Regulation S–T.

No other changes have been made to the Form 10–Q.  This Amendment No. 1 speaks as of the original filing date of the Form 10–Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10–Q.

PART II - OTHER INFORMATION

Item 6.

Exhibits

Exhibit Number	Description
(101)**	Interactive Data Files
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

AMI JAMES BRANDS, INC.

Dated: May 23, 2016	By:	/s/ Ami James
Ami James
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

3