Form 10-Q/A
period 2016-03-31
AMI JAMES BRANDS, INC.
filed 2016-05-23
CIK 1557565

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

Explanatory Note

The purpose of this Amendment No. 1 on Form 10–Q/A to Ami James Brands, Inc.’s quarterly report on Form 10–Q for the period ended March 31, 2016, filed with the Securities and Exchange Commission on May 20, 2016 (the “Form 10–Q”), is solely to furnish Exhibit 101 to the Form 10–Q in accordance with Rule 405 of Regulation S–T.

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